Form 10-Q
period 2016-06-30
TYG Solutions Corp.
filed 2016-08-29
CIK 1615999

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

COMMISSION FILE NO. 000-55657

TYG SOLUTIONS CORP.

 (Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	46-2645343 IRS Employer Identification Number	7374 Primary Standard Industrial Classification Code Number

202 Avenue F.

Brooklyn, New York 11218

Tel.  (718)-407-2059

(Address and telephone number of principal executive offices)

Copies of communications to:

Matheau J. W. Stout, Esq.

400 E. Pratt Street, 8th Floor

Baltimore, Maryland 21202

Telephone: (410) 429-7076

Facsimile:  (888) 907-1740

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ]

Accelerated filer [   ]

Non-accelerated filer [   ]

Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [ X ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes [   ] No [   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 29, 2016
Common Stock, $0.0001	9,530,000

PART I. FINANCIAL INFORMATION

 Item 1.  Financial Statements

TYG SOLUTIONS CORP

Condensed Balance Sheets

(Unaudited)

	June 30,
	2016	December 31,
	(Unaudited)	2015
ASSETS

Current Assets:
Cash	$ 9,774	$ 47,826
Accounts receivable	10,000	-
Total current assets	19,774	47,826

Total assets	$ 19,774	$ 47,826

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Loan payable - related party	$ 8,708	$ 17,207
Customer advances	-	24,970
Total current liabilities	8,708	42,177

Stockholders' Equity:
Common stock, 200,000,000 shares authorized, par value $0.0001,
9,530,000 shares issued and outstanding	953	953
Additional paid in capital	34,797	34,797
Accumulated (Deficit)	(24,684)	(30,101)
Total stockholders' equity	11,066	5,649

Total liabilities and stockholders' equity	$ 19,774	$ 47,826

The accompanying notes are an integral part of these financial statements.

TYG SOLUTIONS CORP

Condensed Statements of Operations

(Unaudited)

	For The Three	For The Three	For The Six	For The Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015

Revenue	$ 34,970	$ 117,785	$ 34,970	$ 117,785
Cost of revenues	21,000	51,000	21,000	51,000
Gross profit	13,970	66,785	13,970	66,785

General and Administrative expenses	2,973	61,033	8,553	63,480
Total operating expenses	2,973	61,033	8,553	63,480

Operating profit (loss)	10,997	5,752	5,417	3,305

Profit (loss) before income taxes	10,997	5,752	5,417	3,305

Provision for Income Taxes	-	-	-	-

Net profit (loss)	$ 10,997	$ 5,752	$ 5,417	$ 3,305

Basic and Diluted
Earnings (Loss) Per Common Share	$ 0.00	$ 0.00	$ 0.00	$ 0.00

Weighted Average Number of
Common Shares Outstanding	9,530,000	9,530,000	9,530,000	9,530,000

The accompanying notes are an integral part of these financial statements.

TYG SOLUTIONS CORP

Condensed Statements of Cashflows

(Unaudited)

	For The Six	For The Six
	Months Ended	Months Ended
	June 30,	June 30,
	2016	2015

OPERATING ACTIVITIES:
Net profit/(loss)	$ 5,417	$ 3,305
Adjustments to reconcile net loss to cash used
in operating activities:
Decrease (increase) in accounts receivable	(10,000)	-
Increase (decrease) in accounts payable	-	51,000
Increase (decrease) in customer advances	(24,970)	-
Net cash provided by (used in) operating activities	(29,553)	54,305

FINANCING ACTIVITIES:
Proceeds from related party loans	-	10,427
Repayments of loan payable - related party	(8,499)	(14,777)
Cash used in financing activities	(8,499)	(4,350)

Net change in cash	(38,052)	49,955

Cash, Beginning of Period	47,826	257

Cash, End of Period	$ 9,774	$ 50,212

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$ -	$ -
Income taxes	$ -	$ -
The accompanying notes are an integral part of these financial statements.

 TYG SOLUTIONS CORP

 NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2016

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

TYG Solutions Corp (“the Company”) was incorporated under the laws of the state of Delaware on March 25, 2013. The Company began limited operations on May 30, 2013.

The Company is engaged in mobile app development.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Accounting

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 fiscal year end.

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the Company’s financial position as of June 30, 2016 and its results of operations and cash flows for the periods ended June 30, 2016. The accompanying unaudited interim condensed financial statements have been prepared in accordance with instructions to Form 10-Q. The results of operations for the periods ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable

Credit is extended to customers based upon an evaluation of the customer’s financial condition. Accounts receivable are recorded at net realizable value. The Company utilizes a specific identification accounts receivable reserve methodology based on a review of outstanding balances and previous activities to determine the allowance for doubtful accounts. The Company charges off uncollectible receivables at the time the Company determines the receivable is no longer collectible. The Company does not require collateral or other security to support financial instruments subject to credit risk.

Fair Value of Financial Instruments

The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

As of June 30, 2016 and December 31, 2015, the carrying value of loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

Revenue recognition

The Company recognizes revenues in accordance with ASC No. 605-10-S99, (SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”), when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered to the customer, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

In situations with multiple deliverables, the Company recognizes revenue upon the delivery of the separate elements to the customer and when the Company receives customer acceptance or is otherwise released from its customer acceptance obligations. The Company allocates revenue consideration, based on the relative selling prices of the separate units of accounting contained within an arrangement containing multiple deliverables. Relative selling prices are determined using vendor specific objective evidence, if it exists; otherwise third-party evidence or the Company’s best estimate of selling price is used for each deliverable.

Income Taxes

A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

When required, the Company records a liability for unrecognized tax positions, defined as the aggregate tax effect of differences between positions taken on tax returns and the benefits recognized in the financial statements. Tax positions are measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. No tax benefits are recognized for positions that do not meet this threshold. The Company has no uncertain tax positions that require the Company to record a liability. The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed.

The Company recognizes penalties and interest associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the balance sheet. The Company had no accrued penalties and interest as of June 30, 2016.

Earnings (Loss) per Share

The basic earnings (loss) per share is calculated by dividing our net income available to common shareholders by the number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing our net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. The Company has not issued any potentially dilutive debt or equity securities.

Recently issued accounting pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3. INCOME TAXES

There is no current or deferred income tax expense or benefit allocated to continuing operations for the periods ended June 30, 2016 and December 31, 2015.

The Company uses the liability method , where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. As of June 30, 2016 and December 31, 2015, applying the statutory income tax rate the Company had deferred tax assets of approximately $8,393 and $10,234 related to net operating losses, respectively. A valuation allowance was recorded against the tax assets to reduce the carrying value to zero.

As of June 30, 2016, the Company had net operating loss carry-forwards totaling approximately $24,684 which begin expiring in 2033.

NOTE 4. STOCKHOLDERS’ EQUITY

The Company is authorized to issue 200,000,000 shares of $0.0001 par value common stock. All common stock shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

NOTE 5. CONFLICTS OF INTEREST

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6 – RELATED PARTY LOANS AND TRANSACTIONS

As of June 30, 2016 and December 31, 2015, loans from related parties amounted to $8,708 and $17,207, respectively. The loans represent working capital advances from an officer of the Company and are unsecured, non-interest bearing, and due on demand.

NOTE 7 – CONCENTRATION RISKS

The Company generates revenues from three customers with costs of two subcontractors. It is considered at least reasonably possible that any customer or subcontractor will be lost in the near term.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

GENERAL

Overview

TYG Solutions Corp. was incorporated in the State of Delaware on March 25, 2013.We develop iPhone and Android smartphone apps for companies who need an app for their internal and external operations.

On June 1, 2104, we entered into an Application Development Agreement with a client to develop an inventory app. The company has completed the app and delivered the completed app to the client. The total price we charged the client for our services was $7,500, the client has paid the Company the full amount. A copy of the Application Development Agreements is attached hereto as Exhibit 10.1.

On February 16, 2015 the Company entered into an Application Development Agreement with a client, whereby the client agreed to pay the company to develop certain iPhone and Android applications that include a Package tracking app, Voice recording app, Compare prices app, File sharing app, Screen recorder app, Puzzle game, Card game, Adventure game, News template app and a Weather broadcast app. The total price we charged the client for our services was $78,785, The Company completed the apps and delivered the files to client. The client paid the company the full amount. A copy of the Application Development Agreements is attached hereto as Exhibit 10.2.

On February 20, 2015 the Company entered into an Application Development Agreement with a client, whereby the client agreed to pay the Company to develop a Photo Viewer app. The total price we charged the client for our services was $15,000. The Company completed the apps and delivered the files to client. The client paid the company the full amount. A copy of the Application Development Agreements is attached hereto as Exhibit 10.3.

 On February 24, 2015 the Company entered into an Application Development Agreement with a client, whereby the client agreed to pay the company to develop certain iPhone and Android that include a Video editor app, Group chat app, Video surveillance app and a Trivia game. The total price we charged the client was $24,000. The Company completed the apps and delivered the files to client. A copy of the Application Development Agreements is attached hereto as Exhibit 10.4.

On November 19, 2015 the Company entered into an Application Development Agreements with a client, whereby the client agreed to pay the Company to develop certain iPhone and Android applications. The total price we charged the client was $30,000. The client has paid a down payment of $20,000 and will pay an additional $10,000 following the three month support period. A copy of the Application Development Agreements is attached hereto as Exhibit 10.5.

On December 15, 2015 the Company entered into an Application Development Agreement with a client, whereby the client agreed to pay the Company to develop certain iPhone and Android applications. The total price we charged the client was $15,000. The client has paid a down payment of $5,000 and will pay an additional $10,000 once they  are satisfied with the apps. . A copy of the Application Development Agreements is attached hereto as Exhibit 10.6.

We charge a flat fee of $5,000 as a base for any proposed app that we are asked to develop.  If, however, the app is a more sophisticated app then we may charge more depending on the complexity of the app.

We are currently a development stage company. We may require additional capital to implement our business and fund our operations. See “Management’s Discussion and Analysis”.

The Company’s fiscal year end is December 31. The Company’s principal executive office and mailing address is 202 Avenue F, Brooklyn, New York 11218. Our telephone number is 718-407-2059.

Target Market

We plan to target mid-size to large companies as app development is suitable for all types of companies that want to modernize their operations.

Marketing and Sales

At this early stage of our operation, our officers and directors are expected to handle all marketing and sales efforts. After our first year of operation, we hope to have generated enough revenue to develop a marketing campaign to promote and publicize our website and service.

We do not have any specific marketing channels in place at this point to be able to market our services to potential customers. But, in the next twelve months, we hope to attend conferences, advertise by word of mouth and possible reach out to local businesses to sell our services. We do expect that the biggest part of our marketing and sales strategy will be from word of mouth advertising. Referrals from people that were pleased with our level of service will be our most efficient form of marketing.

Competition

The app development industry is highly competitive because the barrier to entry is very low. Additionally, the market is very fragmented with many small companies competing against each other. We expect to be able to compete by providing responsive and knowledgeable consultants at reasonable prices.

Services Pricing

We anticipate that our fees would start at $5,000 for easier, simpler applications and get more expensive as detail and complexity increase. To date, we have entered into agreements with six (6) clients and have charged them each flat fees ranging from $7,500 to $90,000.

Employees

We presently have no employees apart from our officers and directors. Our officers and directors devote about 20 hours per week to our affairs.

RESULTS OF OPERATIONS

Three Month Period Ended June 30, 2016 compared to Three Month Period Ended June 30, 2015

Revenue

During the three months ended June 30, 2016, the Company earned $34,970 in revenues compared to the three month’s ended June 30, 2015, when the Company  earned $117,785 in revenue.

Cost of Revenue

During the three months ended June 30, 2016, the Company’s cost of revenue was $21,000 compared to the three month’s ended June 30, 2015, when the Company’s cost of revenue was $51,000.  Cost of revenue consists of developmental fees paid to third parties that assist in the development of the Company’s apps.

Operating Expenses

During the three month period ended June 30, 2016, we incurred general and administrative expenses of $2,973 compared to $61,033 during the three month period ended June 30, 2015. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Net Profit

Our net profit for the three month period ended June 30, 2016 was $10,997 compared to $5,752 during the three month period ended June 30, 2015 due to the factors discussed above.

Six Month Period Ended June 30, 2016 compared to Six Month Period Ended June 30, 2015

Revenue

During the Six months ended June 30, 2016, the Company generated $34,970 in revenue compared to $117,785 during the Six month period ended June 30, 2015.

Cost of Revenue

During the six months ended June 30, 2016, the Company’s cost of revenue was $21,000 compared to the six month’s ended June 30, 2015, when the Company’s cost of revenue was $51,000.  Cost of revenue consists of developmental fees paid to third parties that assist in the development of the Company’s apps.

Operating Expenses

During the six month period ended June 30, 2016, we incurred total expenses and professional fees of $8,553 compared to $63,480 during the six month period ended June 30, 2015. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, and marketing expenses.

Net Profit

Our net profit for the six month period ended June 30, 2016 was $5,417 compared to $3,305 during the six month period ended June 30, 2015 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As at June 30, 2016 our current assets were $19,774 compared to $47,826 in current assets at December 31, 2015. As at June 30, 2016, our current liabilities were $8,708 compared to $42,177 as of December 31, 2015.

Stockholder’s equity was $11,066 as of June 30, 2016 compared to stockholder’s equity of $5,649 as of December 31, 2015.

Cash Flows from Operating Activities

For the six month period ended June 30, 2016, net cash flows used in operating activities was $29,553 compared to $54,305 cash provided by operating activities for the six months ending June 30, 2015.

Cash Flows from Investing Activities

We neither used, nor provided cash flow from investing activities during the six month period ended June 30, 2016.

Cash Flows from Financing Activities

Cash flows used in financing activities during the six month period ended June 30, 2016 were $8,499, consisting of repayments by the Company of a loan payable to a related party compared to $4,350  cash used in financing activities for the six months ended June 30, 2015.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has accumulated deficits of $24,684 as of June 30, 2016. Subsequent to the balance sheet date the Company expects to generate sufficient revenues to allow the Company to meet its expected obligations for the next twelve months. Therefore, the Company has alleviated the conditions which raised doubt about the Company’s ability to continue as a going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller  reporting  company" as defined by Item 10 of Regulation  S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the six month period ended June 30, 2016.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the six month period ended June 30, 2016.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS  XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYG SOLUTIONS CORP.
Dated: August 29, 2016	By: /s/ Natan Barmatz
Natan Barmatz, President and Chief Executive Officer and Chief Financial Officer