Form 10-Q
period 2016-09-30
TYG Solutions Corp.
filed 2016-11-21
CIK 1615999

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 21, 2016
Common Stock, $0.0001	9,530,000

PART I. FINANCIAL INFORMATION

 Item 1.  Financial Statements

TYG SOLUTIONS CORP

Condensed Balance Sheets

(Unaudited)

	September 30,
	2016	December 31,
	(Unaudited)	2015
ASSETS

Current Assets:
Cash	$ 29	$ 47,826
Accounts receivable	10,000	-
Total current assets	10,029	47,826

Total assets	$ 10,029	$ 47,826

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$ 4,791	$ -
Loan payable - related party	583	17,207
Customer advances	-	24,970
Total current liabilities	5,374	42,177

Stockholders' Equity:
Common stock, 200,000,000 shares authorized, par value $0.0001,
9,530,000 shares issued and outstanding	953	953
Additional paid in capital	34,797	34,797
Accumulated (Deficit)	(31,095)	(30,101)
Total stockholders' equity	4,655	5,649

Total liabilities and stockholders' equity	$ 10,029	$ 47,826

The accompanying notes are an integral part of these financial statements.

TYG SOLUTIONS CORP

Condensed Statements of Operations

(Unaudited)

	For The Three	For The Three	For The Nine	For The Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015

Revenue	$ -	$ -	$ 34,970	$ 145,000
Cost of revenues	-	-	21,000	51,000
Gross profit	-	-	13,970	94,000

General and Administrative expenses	6,411	251	14,964	63,731
Total operating expenses	(6,411)	(251)	(994)	63,731

Operating profit (loss)	(6,411)	(251)	(994)	30,269

Profit (loss) before income taxes	(6,411)	(251)	(994)	30,269

Provision for Income Taxes	-	-	-	-

Net profit (loss)	$ (6,411)	$ (251)	$ (994)	$ 30,269

Basic and Diluted
Earnings (Loss) Per Common Share	$ (0.00)	$ 0.00	$ 0.00	$ 0.00

Weighted Average Number of
Common Shares Outstanding	9,530,000	9,530,000	9,530,000	9,530,000

The accompanying notes are an integral part of these financial statements.

TYG SOLUTIONS CORP

Condensed Statements of Cashflows

(Unaudited)

	For The Nine	For The Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2016	2015

OPERATING ACTIVITIES:
Net profit/(loss)	$ (994)	$ 30,269
Adjustments to reconcile net loss to cash used
in operating activities:
Decrease (increase) in accounts receivable	(10,000)	(27,215)
Increase (decrease) in accounts payable	4,791	-
Increase (decrease) in customer advances	(24,970)	-
Net cash provided by (used in) operating activities	(31,173)	3,054

FINANCING ACTIVITIES:
Proceeds from related party loans	-	-
Repayments of loan payable - related party	(16,624)	(3,391)
Cash used in financing activities	(16,624)	(3,391)

Net change in cash	(47,797)	(337)

Cash, Beginning of Period	47,826	257

Cash, End of Period	$ 29	$ (80)

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$ -	$ -
Income taxes	$ -	$ -
The accompanying notes are an integral part of these financial statements.

 TYG SOLUTIONS CORP

 NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2016

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

TYG Solutions Corp (“the Company”) was incorporated under the laws of the state of Delaware on March 25, 2013. The Company began limited operations on May 30, 2013.

The Company is engaged in mobile app development.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2016, the Company had negative working capital and negative cash flows from operating activities. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is planning to raise funds through debt or equity offerings. There is no guarantee that the Company will be successful in these efforts.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Accounting

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 fiscal year end.

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the Company’s financial position as of September 30, 2016 and its results of operations and cash flows for the periods ended September 30, 2016. The accompanying unaudited interim condensed financial statements have been prepared in accordance with instructions to Form 10-Q. The results of operations for the periods ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year.

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

As of September 30, 2016 and December 31, 2015, the carrying value of loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

The Company recognizes penalties and interest associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the balance sheet. The Company had no accrued penalties and interest as of September 30, 2016.

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

NOTE 4. INCOME TAXES

There is no current or deferred income tax expense or benefit allocated to continuing operations for the periods ended September 30, 2016 and December 31, 2015.

The Company uses the liability method , where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. As of September 30, 2016 and December 31, 2015, applying the statutory income tax rate the Company had deferred tax assets of approximately $10,572 and $10,234 related to net operating losses, respectively. A valuation allowance was recorded against the tax assets to reduce the carrying value to zero.

As of September 30, 2016, the Company had net operating loss carry-forwards totaling approximately $31,095 which begin expiring in 2033.

NOTE 5. STOCKHOLDERS’ EQUITY

The Company is authorized to issue 200,000,000 shares of $0.0001 par value common stock. All common stock shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

NOTE 6. CONFLICTS OF INTEREST

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7 – RELATED PARTY LOANS AND TRANSACTIONS

As of September 30, 2016 and December 31, 2015, loans from related parties amounted to $583 and $17,207, respectively. The loans represent working capital advances from an officer of the Company and are unsecured, non-interest bearing, and due on demand.

NOTE 8 – CONCENTRATION RISKS

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

On February 16, 2015 the Company entered into an Application Development Agreement with a client, whereby the client agreed to pay the company to develop certain iPhone and Android applications that include a Package tracking app, Voice recording app, Compare prices app, File sharing app, Screen recorder app, Puzzle game, Card game, Adventure game, News template app and a Weather broadcast app. The total price we charged the client for our services was $78,785. The Company completed the apps and delivered the files to client. The client paid the company the full amount. A copy of the Application Development Agreements is attached hereto as Exhibit 10.2.

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

RESULTS OF OPERATIONS

Three Month Period Ended September 30, 2016 compared to Three Month Period Ended September 30, 2015

Revenue

During the three months ended September 30, 2016, the Company earned $0 in revenues compared to the three month’s ended September 30, 2015, when the Company  earned $0 in revenue.

Cost of Revenue

During the three months ended September 30, 2016, the Company’s cost of revenue was $0 compared to the three month’s ended September 30, 2015, when the Company’s cost of revenue was $0.  Generally, cost of revenue consists of developmental fees paid to third parties that assist in the development of the Company’s apps.

Operating Expenses

During the three month period ended September 30, 2016, we incurred general and administrative expenses of $6,411 compared to $251 during the three month period ended September 30, 2015. General and administrative expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal, accounting, and marketing expenses.

Net loss

Our net loss for the three month period ended September 30, 2016 was ($6,411) compared to ($251) during the three month period ended September 30, 2015 due to the factors discussed above.

Nine month Period Ended September 30, 2016 compared to Nine month Period Ended September 30, 2015

Revenue

During the nine months ended September 30, 2016, the Company generated $34,970 in revenue compared to $145,000 during the Nine month period ended September 30, 2015.

Cost of Revenue

During the nine months ended September 30, 2016, the Company’s cost of revenue was $21,000 compared to the nine month’s ended September 30, 2015, when the Company’s cost of revenue was $51,000.  Cost of revenue consists of developmental fees paid to third parties that assist in the development of the Company’s apps.

Operating Expenses

During the nine month period ended September 30, 2016, we incurred total expenses and professional fees of $14,964 compared to $63,731 during the nine month period ended September 30, 2015. General and administrative expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal, accounting, and marketing expenses.

Net Profit (Loss)

Our net loss for the nine month period ended September 30, 2016 was ($994) compared to a net profit of $30,269 during the nine month period ended September 30, 2015 due to higher revenues in the nine months ended September 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES

As at September 30, 2016 our current assets were $10,029 compared to $47,826 in current assets at December 31, 2015. As at September 30, 2016, our current liabilities were $5,374 compared to $42,177 as of December 31, 2015.

Stockholder’s equity was $4,655 as of September 30, 2016 compared to stockholder’s equity of $5,649 as of December 31, 2015.

Cash Flows from Operating Activities

For the nine month period ended September 30, 2016, net cash flows used in operating activities was ($31,173) compared to $3,054 cash provided by operating activities for the nine months ending September 30, 2015.

Cash Flows from Investing Activities

We neither used, nor provided cash flow from investing activities during the nine month period ended September 30, 2016 and 2015.

Cash Flows from Financing Activities

Cash flows used in financing activities during the nine months ended September 30, 2016 were ($16,624), consisting of repayments by the Company of a loan payable to a related party compared to ($3,391) cash used in financing activities for the nine months ended September 30, 2015.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of sales revenue and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Revenues, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2016, the Company had negative working capital and negative cash flows from operating activities. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is planning to raise funds through debt or equity offerings. There is no guarantee that the Company will be successful in these efforts.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the nine month period ended September 30, 2016.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the nine month period ended September 30, 2016.

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

TYG SOLUTIONS CORP.
Dated: November 21, 2016	By: /s/ Natan Barmatz
Natan Barmatz, President and Chief Executive Officer and Chief Financial Officer