Form 10-K
period 2016-12-31
TYG Solutions Corp.
filed 2017-03-30
CIK 1615999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[ x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-55657

TYG SOLUTIONS CORP.

(Name of small business issuer in its charter)

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

Indicate by check mark if the registrant is a well-known seasoned  issuer, as defined in Rule 405 of the Securities Act.  Yes [ ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes [ ] No [x ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [x ] No []

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ ] No [x]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [] No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

As of March 31, 2017, there 9,530,000 shares of common stock, par value $0.0001 outstanding and held by a total of 37 shareholders.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

INDEX

PAGE
PART I
4	Business.	ITEM 1.
4	Risk Factors.	ITEM 1A.
4	Unresolved Staff Comments.	ITEM 1B.
5	Properties.	ITEM 2.
5	Legal Proceedings.	ITEM 3.
5	Mine Safety Disclosures.	ITEM 4.

PART II
5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	ITEM 5.
6	Selected Financial Data.	ITEM 6.
6	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	ITEM 7.
9	Quantitative and Qualitative Disclosures About Market Risk.	ITEM 7A.
10	Financial Statements and Supplementary Data.	ITEM 8.
11	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.	ITEM 9.
11	Controls and Procedures.	ITEM 9A.
12	Other Information.	ITEM 9B.

PART III
12	Directors, Executive Officers and Corporate Governance.	ITEM 10.
13	Executive Compensation	ITEM 11.
14	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	ITEM 12.
14	Certain Relationships and Related Transactions, and Director Independence.	ITEM 13.
15	Principal Accounting Fees and Services.	ITEM 14.

PART IV
16	Exhibits, Financial Statement Schedules	ITEM 15.

17	SIGNATURES

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Except for the historical information contained herein, some of the statements in this Report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Risk Factors." They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our product lines; addition of new product lines; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expect," "plan," "could," "anticipate," "intend," "believe," "estimate," "predict," "potential," "goal," or "continue" or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to: our ability to successfully develop and market our products to customers; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; our ability to produce and deliver suitable products at competitive cost; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under U.S. federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

PART I

Item 1.   Business.

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

Item 1A.  Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our principal executive office is located at 202 Avenue F., Brooklyn, New York, 11218.

Item 3.  Legal Proceedings.

We are not a party to or otherwise involved in any pending legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's shares are currently quoted on the OTCMarkets Pink Sheets, but there is no active trading market in our securities.

Holders of Capital Stock

As of the date of this Annual Report, we had 37 holders of our common stock.

Rule 144 Shares

As of the date of this Annual Report, 2,030,000 shares of our common stock are held non-affiliates, and were registered in our S-1 Registration Statement, which was effective on July 18, 2016.  These registered shares are free trading.  The remaining 7,500,000 shares are held by two Affiliates, including our CEO, are marked control shares and bear a standard Rule 144 restricted legend at the Company’s transfer agent.

Stock Option Grants

We do not have a stock option plan in place and have not granted any stock options at this time.

Recent Sales of Unregistered Securities

None.

Dividends

No dividends were declared on our common stock in the year ended December 31, 2016, and it is anticipated that cash dividends will not be declared on our common stock in the foreseeable future.  Our dividend policy is subject to the discretion of our board of directors and depends upon a number of factors, including operating results, financial condition and general business conditions.  Holders of common stock are entitled to receive dividends as, if and when declared by our board of directors out of funds legally available therefor.  We may pay cash dividends if net income available to stockholders fully funds the proposed dividends, and the expected rate of earnings retention is consistent with capital needs, asset quality and overall financial condition.

Securities Authorized for Issuance under Equity Compensation Plan

None.

Item 6.  Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this item.

Item 7.  Management’s Discussion and Analysis of Financial Conditions and Results Of Operations.

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-K that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

RESULTS OF OPERATIONS

Fiscal Year Ended December 31, 2016 compared to Fiscal Year Ended December 31, 2015

Revenue

During the fiscal year ended December 31, 2016, the Company earned $34,970 in revenues compared to the fiscal year ended December 31, 2015, when the Company earned $145,000 in revenue.

Cost of Revenue

During the fiscal year ended December 31, 2016, the Company’s cost of revenue was $21,000 compared to the fiscal year ended December 31, 2015, when the Company’s cost of revenue was $51,000.  Generally, cost of revenue consists of developmental fees paid to third parties that assist in the development of the Company’s apps.

Operating Expenses

During the Fiscal Year Ended December 31, 2016, we incurred general and administrative expenses of $45,994 compared to $89,258 during the Fiscal Year Ended December 31, 2015..  General and administrative expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal, accounting, and marketing expenses.

Net loss

Our net loss for the Fiscal Year Ended December 31, 2016 was ($32,024) compared to a net profit of $4,742 during the Fiscal Year Ended December 31, 2015 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2016 our current assets were $10,028 compared to $47,826 in current assets at December 31, 2015. As at December 31, 2016, our current liabilities were $36,403 compared to $42,177 as of December 31, 2015.

Stockholder’s equity was($26,375) as of December 31, 2016 compared to stockholder’s equity of $5,649 as of December 31, 2015.

Cash Flows from Operating Activities

For the fiscal year ended December 31, 2016, net cash flows used in operating activities was ($50,176) compared to $34,712 cash provided by operating activities for the fiscal year ended December 31, 2015.

Cash Flows from Investing Activities

We neither used, nor provided cash flow from investing activities during the fiscal year ended December 31, 2016 and 2015.

Cash Flows from Financing Activities

Cash flows used in financing activities during the fiscal year ended December 31, 2016 were ($2,378), consisting of repayments by the Company of a loan payable to a related party compared to ($12,857) cash used in financing activities for the fiscal year ended December 31, 2015.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2016, the Company had negative working capital and negative cash flows from operating activities. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is planning to raise funds through debt or equity offerings. There is no guarantee that the Company will be successful in these efforts.

Critical Accounting Policies and Estimates

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

As of December 31, 2016, the carrying value of loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

We do not have any contractual obligations at this time.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 8.  Financial Statements and Supplementary Data.

TYG SOLUTIONS CORP

INDEX TO FINANCIAL STATEMENTS

DECEMBER 31, 2016

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

of TYG Solutions Corp.:

We have audited the accompanying balance sheets of TYG Solutions Corp. as of December 31, 2016 and 2015 and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TYG Solutions Corp. as of December 31, 2016 and 2015 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has incurred an operating loss since inception. Further, as of December 31, 2016, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 6 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

Weinberg & Baer LLC

Baltimore, Maryland

March 20, 2017

TYG SOLUTIONS CORP

Balance Sheets

	December 31,	December 31,
	2016	2015

ASSETS

Current Assets:
Cash	$ 28	$ 47,826
Accounts receivable	10,000	-
Total current assets	10,028	47,826

Total assets	$ 10,028	$ 47,826

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Loan payable - related party	$ 19,585	$ 17,207
Accounts payable and accrued liabilities	16,818	-
Customer advances	-	24,970
Total current liabilities	36,403	42,177

Stockholders' Equity:
Common stock, 200,000,000 shares authorized, par value $0.0001,
9,530,000 shares issued and outstanding	953	953
Additional paid in capital	34,797	34,797
Accumulated (Deficit)	(62,125)	(30,101)
Total stockholders' equity	(26,375)	5,649

Total liabilities and stockholders' equity	$ 10,028	$ 47,826

The accompanying notes are an integral part of these financial statements.

TYG SOLUTIONS CORP

Condensed Statements of Operations

	For The	For The
	Year Ended	Year Ended
	December 31,	December 31,
	2016	2015

Revenue	$ 34,970	$ 145,000
Cost of revenues	21,000	51,000
Gross profit	13,970	94,000

Sales and marketing	15,730	51,325
General and Administrative expenses	30,264	37,933
Total operating expenses	45,994	89,258

Operating profit (loss)	(32,024)	4,742

Profit (loss) before income taxes	(32,024)	4,742

Provision for Income Taxes	-	-

Net profit (loss)	$ (32,024)	$ 4,742

Basic and Diluted
Earnings (Loss) Per Common Share	$ (0.00)	$ 0.00

Weighted Average Number of
Common Shares Outstanding	9,530,000	9,530,000

The accompanying notes are an integral part of these financial statements.

TYG SOLUTIONS CORP

Statement of Stockholders' Equity

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Deficit)	Equity (Deficit)

Balance - December 31, 2014	9,530,000	953	34,797	(34,843)	907

Net profit for the year	-	-	-	4,742	4,742

Balance - December 31, 2015	9,530,000	953	34,797	(30,101)	5,649

Net loss for the year	-	-	-	(32,024)	(32,024)

Balance - December 31, 2016	9,530,000	953	34,797	(62,125)	(26,375)

The accompanying notes are an integral part of these financial statements.

TYG SOLUTIONS CORP

Statements of Cashflows

	For The	For The
	Year Ended	Year Ended
	December 31,	December 31,
	2016	2015

OPERATING ACTIVITIES:
Net profit/(loss)	$ (32,024)	$ 4,742
Adjustments to reconcile net loss to cash used
in operating activities:
Decrease (increase) in accounts receivable	(10,000)	-
Increase (decrease) in accounts payable	16,818	-
Decrease (increase) in prepaid expenses	-	5,000
Increase (decrease) in customer advances	(24,970)	24,970
Net cash provided by (used in) operating activities	(50,176)	34,712

FINANCING ACTIVITIES:
Proceeds from related party loans	2,378	12,857

Cash provided by financing activities	2,378	12,857

Net change in cash	(47,798)	47,569

Cash, Beginning of Period	47,826	257

Cash, End of Period	$ 28	$ 47,826

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$ -	$ -
Income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

TYG SOLUTIONS CORP

NOTES TO FINANCIAL STATEMENTS

December 31, 2016

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

TYG Solutions Corp (“the Company”) was incorporated under the laws of the state of Delaware on March 25, 2013. The Company began limited operations on May 30, 2013.

The Company is engaged in mobile app development.

The Company’s activities are subject to significant risks and uncertainties including failure to increase sales revenue and secure additional funding to properly execute the company’s business plan.

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

As of December 31, 2016 and 2015, the carrying value of loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

The Company recognizes penalties and interest associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the balance sheet. The Company had no accrued penalties and interest as of December 31, 2016.

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

NOTE 3. INCOME TAXES

There is no current or deferred income tax expense or benefit allocated to continuing operations for the years ended December 31, 2016 and 2015.

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. As of December 31, 2016 and 2015, applying the statutory income tax rate the Company had deferred tax assets of approximately $21,123 and $10,234 related to net operating losses, respectively. A valuation allowance was recorded against the tax assets to reduce the carrying value to zero.

As of December 31, 2016, the Company had net operating loss carry-forwards totaling approximately $62,125 which begin expiring in 2036.

The Company has no uncertain tax positions that require the Company to record a liability.

The Company had no accrued penalties and interest related to taxes as of December 31, 2016

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

NOTE 6 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has accumulated deficits of $62,125. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

The Company’s continuation as a going concern is dependent upon its ability to generate revenues, its ability to continue to raise investment capital, and implementing its business plan. No assurance can be given that the Company will be successful in these efforts.

These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 7 – RELATED PARTY LOANS AND TRANSACTIONS

As of December 31, 2016 and 2015, loans from related parties amounted to $19,585 and $17,207, respectively. The loans represent working capital advances from an officer of the Company and are unsecured, non-interest bearing, and due on demand.

NOTE 8 – CONCENTRATION RISKS

The Company has generated revenues from three customers with costs of two subcontractors. It is considered at least reasonably possible that any customer or subcontractor will be lost in the near term.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company’s principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2016, the Company’s internal control over financial reporting was ineffective for the purposes for which it is intended.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over our financial reporting as of December 31, 2016 the Company determined that the following items constituted a material weakness:

The Company does not currently have an active Chief Financial Officer to oversee the day to day transactions and operations, which ensures the timely and accurate identification and reporting of all necessary transactions.	0

The Company does not have an independent audit committee that can review and approve significant transactions and the reporting process and provide independent oversight of the Company.	0

The Company is dependent on related parties for funding and decision making, which is provided on a very limited basis, therefore accurate accounting, record retention and financial disclosures are not performed in a timely and efficient manner.	0

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm as we are a smaller reporting company and not required to provide the report.

Changes in Internal Controls over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None .

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of officers and director as of December 31, 2016. Our executive officers are elected annually by our Board of Directors. Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.

Name	Age	Position
Natan Barmatz	43	President, Chief Executive Officer and Director
Eliakim Gabay	42	Chief Financial Officer, Secretary and Director

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

Natan Barmatz, President, Chief Executive Officer, Chief Financial Officer and Director

From 2007 until the present Mr. Barmatz is a chain food inspection manager at AIB International. As the chain food inspection manager, he manages a team of inspectors that go to factories and supervise products to be safe and hygienic. Additionally Mr. Barmatz is interested in app development as he has previously been an app developing freelancer. Since 2005, Mr. Barmatz has completed several applications for private companies that needed specific applications. Each application was a little different and some were for computer applications while others were smartphone applications.

Eliakim Gabay, Chief Financial Officer, Secretary and Director

From 2009 until the present, Mr. Gabay is a travel agent in New York at Derech Tzadikim Tours. In September 2012, Mr. Gabay enrolled at Brooklyn College where he has been taking programming courses for iPhone and Android app development. Mr. Gabay is now looking to develop this business based on his knowledge and ability to program.

 Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Director Independence and Board Committees

We do not have any independent directors on our board of directors. Our board of directors solely consists of Natan Barmatz our Chief Executive Officer, and CFO. Our board of directors does not have any committees. However, if, at such time in the future, we appoint independent directors on our board we expect to form the appropriate board committees.

We currently do not have a standing audit, nominating or compensation committee.  Our board of directors handles functions that would otherwise be handled by each of the committees.  We believe that there is not a need for a nominating committee at this time because our board of directors consists of solely one director who is not independent and who is the only decision maker. At such point when we have independent board of directors we will need to establish a nomination committee.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer and principal financial officer. We intend to adopt a Code of Ethics as we develop our business.

Compliance with Section 16(A) of the Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2016.

Item 11.  Executive Compensation.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal year ended December 31, 2016:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year		Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Natan Barmatz, President, Chief Executive Officer and Director	2016		$0	0	0	0	0	0	0	$0
	2015		$0	0	0	0	0	0	0	$0
Eliakim Gabay, Secretary and Director	2016		$0	0	0	0	0	0	0	$0
	2015	5	$0	0	0	0	0	0	0	$0

Option Grants Table

There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table for the fiscal year ended December 31, 2016.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised during the fiscal year ended December 31, 2016 by the executive officers named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table

There were no awards made to a named executive officer in the last completed fiscal year under any LTIP.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements

Currently, we do not have any employment agreements in place with our officers and directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of December 31, 2016, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

Name	Number of Shares Beneficially Owned	Percent of Class (1)
Natan Barmatz 202 Avenue F Brooklyn, New York 11218	5,000,000	52.47%

Eliakim Gabay 202 Avenue F Brooklyn, New York 11218	2,500,000	26.23%
All Executive Officers and Directors as a group (2 persons)	7,500,000	78.7%

(1)	Based on 9,530,000 shares of common stock outstanding as of March 31, 2017.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "SEC") and generally includes voting or investment power with respect to securities. In accordance with SEC rules, Shares of common stock issuable upon the exercise of options or warrants which are currently exercisable or which become exercisable within 60 days following the date of the information in this table are deemed to be beneficially owned by, and outstanding with respect to, the holder of such option or warrant. Except as indicated by footnote, and subject to community property laws where applicable, to our knowledge, each person listed is believed to have sole voting and investment power with respect to all Shares of common stock owned by such person.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

As of December 31, 2016 and 2015, loans from related parties amounted to $19,585 and $17,207, respectively. The loans represent working capital advances from an officer of the Company and are unsecured, non-interest bearing, and due on demand.

Director Independence

We do not have any independent directors. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  The NASDAQ listing rules provide that a director cannot be considered independent if:

the director is, or at any time during the past three years was, an employee of the company;	•

the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

•

a family member of the director is, or at any time during the past three years was, an executive officer of the company;	•

the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

•

the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

•

the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

•

We do not currently have a separately designated audit, nominating or compensation committee.

Item 14.  Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed during the fiscal years ended December 31, 2016 and 2015 for professional services rendered by Weinberg & Baer LLC, with respect to the audits of our 2016 and 2015 financial statements, as well as their quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods, were as follows:

	Year Ended December 31, 2016	Year Ended December 31, 2015
Audit Fees and Audit Related Fees	$ 12,500	$ 9,500
Tax Fees
All Other Fees
TOTAL	$ 12,500	$ 9,500

In the above table, "audit fees" are fees billed by our Company's external auditor for services provided in auditing our Company's annual financial statements for the subject year. "Audit-related fees" are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of our company's financial statements. "Tax fees" are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning.

"All other fees" are fees billed by the auditor for products and services not included in the foregoing categories.

Pre Approval Policies and Procedures

We do not have a separately designated Audit Committee. The Board of Directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the Board of Directors either before or after the respective services were rendered.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statements of Operations for the years ended December 31, 2016 and 2015

Consolidated Statements of Changes in Shareholders' Deficit for the years ended December 31, 2016 and 2015

Consolidated Statements of Cash Flows for the years ended December 31, 2065 and 205

Notes to Consolidated Financial Statements

Schedules

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

	Exhibit	Incorporated by Reference	Filing	Filed with
Exhibits	#	(Form Type)	Date	This Report

Articles of Incorporation, as filed with the Delaware Secretary of State on March 25, 2013.	3.1			X

Bylaws of TYG Solutions, Inc.	3.3			X

Application Development Agreement Dated June 1, 2014	10.1	S-1/A	6/22/2016

Application Development Agreement Dated February 16, 2016	10.2	S-1/A	6/22/2016

Application Development Agreement Dated February 20, 2016	10.3	S-1/A	6/22/2016

Application Development Agreement Dated February 24, 2016	10.4	S-1/A	6/22/2016

Application Development Agreement Dated November 19, 2015	10.5	S-1/A	6/22/2016

Application Development Agreement Dated December 15, 2015	10.6	S-1/A	6/22/2016

Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended	31.1			X

Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended	31.2			X

XBRL Instance Document	101.INS			X

XBRL Taxonomy Extension Schema Document	101.SCH			X

XBRL Taxonomy Extension Calculation Linkbase Document	101.CAL			X

XBRL Taxonomy Extension Definition Linkbase Document	101.DEF			X

XBRL Taxonomy Extension Label Linkbase Document	101.LAB			X

XBRL Taxonomy Extension Presentation Linkbase Document	101.PRE			X

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

   TYG SOLUTIONS CORP.

    /s/ Natan Barmatz

    By: Natan Barmatz

    Its: Chief Executive Officer

    /s/ Natan Barmatz

    By: Natan Barmatz

    Its: Chief Financial Officer

    Its: Principal Accounting Officer

 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant on the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Natan Barmatz NatanBarmatz	Chief Executive Officer	March 30, 2017

/s/ Eliakim Gabay Eliakim Gabay	Chief Financial Officer	March 30, 2017