Form 10-Q
period 2017-03-31
TYG Solutions Corp.
filed 2017-05-22
CIK 1615999

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Mark One

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

     . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Copies of communications to:

Matheau J. W. Stout, Esq.

400 E. Pratt Street, 8th Floor

Baltimore, Maryland 21202

Telephone: (410) 429-7076

Facsimile: (888) 907-1740

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes      . No      .

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 17, 2017
Common Stock, $0.0001	9,530,000

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TYG SOLUTIONS CORP

INDEX TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2017

TYG SOLUTIONS CORP
Condensed Balance Sheets

	March 31,	December 31,
	2017	2016
	(unaudited)
ASSETS

Current Assets:
Cash	$46	$28
Accounts receivable	-	10,000
Total current assets	46	10,028

Total assets	$46	$10,028

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Loan payable - related party	$19,735	$19,585
Accounts payable	6,087	16,818
Total current liabilities	25,822	36,403

Stockholders' Deficit:
Common stock, 200,000,000 shares authorized, par value $0.0001,
9,530,000 shares issued and outstanding	953	953
Additional paid in capital	34,797	34,797
Accumulated (Deficit)	(61,526)	(62,125)
Total stockholders' deficit	(25,776)	(26,375)

Total liabilities and stockholders' deficit	$46	$10,028

The accompanying notes are an integral part of these financial statements.

TYG SOLUTIONS CORP
Condensed Statements of Operations
(Unaudited)

	For The Three	For The Three
	Months Ended	Months Ended
	March 31,	March 31,
	2017	2016

Revenue	$6,154	$-
Cost of revenues	-	-
Gross profit	6,154	-

General and Administrative expenses	5,555	5,579
Total operating expenses	5,555	5,579

Operating profit (loss)	599	(5,579

Profit (loss) before income taxes	599	(5,579)

Provision for Income Taxes	-	-

Net profit (loss)	$599	(5,579)

Basic and Diluted
Earnings (Loss) Per Common Share	$0.00	$(0.00)

Weighted Average Number of
Common Shares Outstanding	9,530,000	9,530,000

The accompanying notes are an integral part of these financial statements.

	TYG SOLUTIONS CORP
	Condensed Statements of Cashflows
	(Unaudited)

	For The Three	For The Three
	Months Ended	Months Ended
	March 31,	March 31,
	2017	2016

OPERATING ACTIVITIES:
Net profit/(loss)	$599	$(5,579)
Adjustments to reconcile net profit (loss) to cash used
in operating activities:
Decrease (increase) in accounts receivable	10,000	-
Increase (decrease) in accounts payable	(10,731)	-
Decrease (increase) in prepaid expenses	-	(21,000)
Net cash used in operating activities	(132)	(26,579)

FINANCING ACTIVITIES:
Proceeds from related party loans	1,415	-
Repayments of loan payable - related party	(1,265)	-
Cash provided by financing activities	150	-

Net change in cash	18	(26,579)

Cash, Beginning of Period	28	47,826

Cash, End of Period	$46	$21,247

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

TYG SOLUTIONS CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2017

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

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the Company’s financial position as of March 31, 2017 and its results of operations and cash flows for the three months ended March 31, 2017. The accompanying unaudited interim condensed financial statements have been prepared in accordance with instructions to Form 10-Q. The results of operations for the period ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year.

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

TYG SOLUTIONS CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2017

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

As of March 31, 2017 and December 31, 2016, the carrying value of loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

The Company recognizes penalties and interest associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the balance sheet. The Company had no accrued penalties and interest as of March 31, 2017.

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

TYG SOLUTIONS CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2017

Recently issued accounting pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3. INCOME TAXES

There is no current or deferred income tax expense or benefit allocated to continuing operations for the periods ended March 31, 2017 and December 31, 2016.

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. As of March 31, 2017 and December 31, 2016, applying the statutory income tax rate the Company had deferred tax assets of approximately $20,919 and $21,123 related to net operating losses, respectively. A valuation allowance was recorded against the tax assets to reduce the carrying value to zero.

As of March 31, 2017, the Company had net operating loss carry-forwards totaling approximately $61,526 which will begin expiring in 2033.

The Company has no uncertain tax positions that require the Company to record a liability.

The Company had no accrued penalties and interest related to taxes as of March 31, 2017

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

NOTE 6 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has accumulated deficits of $61,526. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

NOTE 7 – RELATED PARTY LOANS AND TRANSACTIONS

As of March 31, 2017 and December 31, 2016, loans from related parties amounted to $19,735 and $19,585, respectively. The loans represent working capital advances from officers of the Company and are unsecured, non-interest bearing, and due on demand.

TYG SOLUTIONS CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2017

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

On November 19, 2015 the Company entered into an Application Development Agreements with a client, whereby the client agreed to pay the Company to develop certain iPhone and Android applications. The total adjusted price we charged the client was $20,000. The Company completed the apps and delivered the files to client. The client paid the company the full amount. A copy of the Application Development Agreements is attached hereto as Exhibit 10.5.

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

RESULTS OF OPERATIONS

Three Month Period Ended March 31, 2017 compared to Three Month Period Ended March 31, 2016

Revenue

During the three months ended March 31, 2017, the Company earned $6,154 in revenues compared to the three month’s ended March 31, 2016, when the Company earned $0 in revenue.

Cost of Revenue

During the three months ended March 31, 2017, the Company’s cost of revenue was $0 compared to the three month’s ended March 31, 2016, when the Company’s cost of revenue was also $0. Generally, cost of revenue consists of developmental fees paid to third parties that assist in the development of the Company’s apps.

Operating Expenses

During the three month period ended March 31, 2017, we incurred general and administrative expenses of $5,555 compared to $5,579 during the three month period ended March 31, 2016. General and administrative expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal, accounting, and marketing expenses.

Net loss

Our net profit for the three month period ended March 31, 2017 was $599 compared to ($5,579) during the three month period ended March 31, 2016 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As at March 31, 2017 our current assets were $46 compared to $28 in current assets at December 31, 2016. As at March 31, 2017, our current liabilities were $25,822 compared to $36,403 as of December 31, 2016.

Stockholder’s deficit was ($25,776) as of March 31, 2017 compared to stockholder’s equity of ($26,375) as of December 31, 2016.

Cash Flows from Operating Activities

For the three month period ended March 31, 2017, net cash flows used in operating activities was ($132) compared to ($26,579) cash used in operating activities for the three months ending March 31, 2016.

Cash Flows from Investing Activities

We neither used, nor provided cash flow from investing activities during the three month period ended March 31, 2017 and 2016.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the three months ended March 31, 2017 were $150, consisting of proceeds from related party loans compared to $0 cash provided by financing activities for the three months ended March 31, 2016.

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

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2017, the Company had negative working capital and negative cash flows from operating activities. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the three month period ended March 31, 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three month period ended March 31, 2017.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Statements

Condensed Consolidated Balance Sheets as of March 31, 2017 (unaudited) and December 31, 2016.

Condensed Consolidated Statements of Operations for the three and three months ended March 31, 2017 and 2016 (unaudited)

Condensed Consolidated Statements of Changes in Shareholders' Deficit for the three months ended March 31, 2017 (unaudited)

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)

Schedules

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

Exhibits	Exhibit #	Incorporated by Reference (Form Type)	Filing Date	Filed with This Report

Articles of Incorporation, as filed with the Delaware Secretary of State on March 25, 2013.	3.1	10-K	3/30/2017

Bylaws of TYG Solutions, Inc.	3.3	10-K	3/30/2017

Application Development Agreement Dated June 1, 2014	10.1	S-1/A	6/22/2016

Application Development Agreement Dated February 16, 2016	10.2	S-1/A	6/22/2016

Application Development Agreement Dated February 20, 2016	10.3	S-1/A	6/22/2016

Application Development Agreement Dated February 24, 2016	10.4	S-1/A	6/22/2016

Application Development Agreement Dated November 19, 2015	10.5	S-1/A	6/22/2016

Application Development Agreement Dated December 15, 2015	10.6	S-1/A	6/22/2016

Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended	31.1			X

Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended	31.2			X

XBRL Instance Document	101.INS			X

XBRL Taxonomy Extension Schema Document	101.SCH			X

XBRL Taxonomy Extension Calculation Linkbase Document	101.CAL			X

XBRL Taxonomy Extension Definition Linkbase Document	101.DEF			X

XBRL Taxonomy Extension Label Linkbase Document	101.LAB			X

XBRL Taxonomy Extension Presentation Linkbase Document	101.PRE			X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYG SOLUTIONS CORP.
Dated: May 22, 2017	By: /s/ Natan Barmatz
Natan Barmatz, Director President Chief Executive Officer Chief Financial Officer