Form 10-Q
period 2017-06-30
TYG Solutions Corp.
filed 2017-08-18
CIK 1615999

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Mark One

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

550 West C Street, Suite 2040

San Diego, CA 92101

(760) 607-8268

(Address and telephone number of principal executive offices)

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [   ] No [   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 14, 2017
Common Stock, $0.0001	9,530,000

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TYG SOLUTIONS CORP

INDEX TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

TYG SOLUTIONS CORP
Condensed Balance Sheets

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS

Current Assets:
Cash	$30	$28
Accounts receivable	-	10,000
Total current assets	30	10,028

Total assets	$30	$10,028

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Loan payable - related party	$29,961	$19,585
Accounts payable	-	16,818
Total current liabilities	29,961	36,403

Stockholders' Deficit:
Common stock, 200,000,000 shares authorized, par value $0.0001,
9,530,000 shares issued and outstanding	953	953
Additional paid in capital	34,797	34,797
Accumulated (Deficit)	(65,681)	(62,125)
Total stockholders' deficit	(29,931)	(26,375)

Total liabilities and stockholders' deficit	$30	$10,028

The accompanying notes are an integral part of these financial statements.

TYG SOLUTIONS CORP
Condensed Statements of Operations
(Unaudited)

	For The Three	For The Three	For The Six	For The Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016

Revenue	$-	$34,970	$6,154	$34,970
Cost of revenues	-	21,000	-	21,000
Gross profit	-	13,970	6,154	13,970

General and Administrative expenses	4,155	2,973	9,710	8,552
Total operating expenses	4,155	2,973	9,710	8,552

Operating profit (loss)	(4,155)	10,997	(3,556)	5,418

Profit (loss) before income taxes	(4,155)	10,997	(3,556)	5,418

Provision for Income Taxes	-	-	-	-

Net profit (loss)	$(4,155)	$10,997	$(3,556)	$5,418

Basic and Diluted
Earnings (Loss) Per Common Share	$(0.00)	$0.00	$(0.00)	$0.00

Weighted Average Number of
Common Shares Outstanding	9,530,000	9,530,000	9,530,000	9,530,000

The accompanying notes are an integral part of these financial statements.

TYG SOLUTIONS CORP
Statement of Stockholders' Equity
(Unaudited)

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Deficit)	Equity (Deficit)

Balance - December 31, 2015	9,530,000	$953	$34,797	$(30,101)	$5,649

Net loss for the year	-	-	-	(32,024)	(32,024)

Balance - December 31, 2016	9,530,000	953	34,797	(62,125)	(26,375)

Net profit for the period	-	-	-	(3,556)	(3,556)

Balance - June 30, 2017	9,530,000	$953	$34,797	$(65,681)	$(29,931)

The accompanying notes are an integral part of these financial statements.

TYG SOLUTIONS CORP
Condensed Statements of Cashflows
(Unaudited)

	For The Six	For The Six
	Months Ended	Months Ended
	June 30,	June 30,
	2017	2016

OPERATING ACTIVITIES:
Net profit/(loss)	$(3,556)	$5,418
Adjustments to reconcile net loss to cash used
in operating activities:
Decrease (increase) in accounts receivable	10,000	(10,000)
Increase (decrease) in accounts payable	(16,818)	-
Increase (decrease) in customer advances	-	(24,970)
Net cash used in operating activities	(10,374)	(29,552)

FINANCING ACTIVITIES:
Proceeds from related party loans	10,376	-
Repayment of related party loans	-	(8,499)
Cash provided by financing activities	10,376	(8,499)

Net change in cash	2	(38,051)

Cash, Beginning of Period	28	47,825

Cash, End of Period	$30	$9,774

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

TYG SOLUTIONS CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2017

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

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the Company’s financial position as of June 30, 2017 and its results of operations and cash flows for the three months and six months ended June 30, 2017. The accompanying unaudited interim condensed financial statements have been prepared in accordance with instructions to Form 10-Q. The results of operations for the period ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year.

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

June 30, 2017

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

As of June 30, 2017 and December 31, 2016, the carrying value of loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

The Company recognizes penalties and interest associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the balance sheet. The Company had no accrued penalties and interest as of June 30, 2017.

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

June 30, 2017

Recently issued accounting pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3. INCOME TAXES

There is no current or deferred income tax expense or benefit allocated to continuing operations for the periods ended June 30, 2017 and December 31, 2016.

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. As of June 30, 2017 and December 31, 2016, applying the statutory income tax rate the Company had deferred tax assets of approximately $22,332 and $21,123 related to net operating losses, respectively. A valuation allowance was recorded against the tax assets to reduce the carrying value to zero.

As of June 30, 2017, the Company had net operating loss carry-forwards totaling approximately $65,681 which will begin expiring in 2033.

The Company has no uncertain tax positions that require the Company to record a liability.

The Company had no accrued penalties and interest related to taxes as of June 30, 2017

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

NOTE 6 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has accumulated deficits of $65,681. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

NOTE 7 – RELATED PARTY LOANS AND TRANSACTIONS

As of June 30, 2017 and December 31, 2016, loans from related parties amounted to $29,961 and $19,585, respectively. The loans represent working capital advances from officers of the Company and are unsecured, non-interest bearing, and due on demand.

TYG SOLUTIONS CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2017

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

GENERAL

Overview

TYG Solutions Corp. was incorporated in the State of Delaware on March 25, 2013. Our original business plan was to develop iPhone and Android smartphone apps for companies who need an app for their internal and external operations. Currently, we are seeking clients for our corporate website design operations.

On June 1, 2014, we entered into an Application Development Agreement with a client to develop an inventory app. The company has completed the app and delivered the completed app to the client. The total price we charged the client for our services was $7,500, the client has paid the Company the full amount. A copy of the Application Development Agreements is attached hereto as Exhibit 10.1.

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

The Company’s fiscal year end is December 31. The Company’s principal executive office and mailing address is 550 West C Street, Suite 2040, San Diego, CA 92101. Our telephone number is (760) 607-8268

Target Market

We plan to target mid-size to large companies as app development is suitable for all types of companies that want to modernize their operations. In addition, we plan to target mid-size companies for our website design services.

Marketing and Sales

Currently, our officers and directors handle all marketing and sales efforts. After our first year of operation, we hope to have generated enough revenue to develop a marketing campaign to promote and publicize our website and services.

We do not have any specific marketing channels in place at this point to be able to market our services to potential customers. However, in the next twelve months, we hope to attend conferences, advertise by word of mouth and possible reach out to local businesses to sell our services. We do expect that the biggest part of our marketing and sales strategy will be from word of mouth advertising. Referrals from people that were pleased with our level of service will be our most efficient form of marketing.

Competition

The app development and website design industry is highly competitive because the barrier to entry is very low. Additionally, the market is very fragmented with many small companies competing against each other. We expect to be able to compete by providing responsive and knowledgeable consultants at reasonable prices.

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

RESULTS OF OPERATIONS

Six Month Period Ended June 30, 2017 compared to Six Month Period Ended June 30, 2016

Revenue

During the six months ended June 30, 2017, the Company earned $6,154 in revenues compared to the six month’s ended June 30, 2016, when the Company earned $34,970 in revenue.

Cost of Revenue

During the six months ended June 30, 2017, the Company’s cost of revenue was $0 compared to the six month’s ended June 30, 2016, when the Company’s cost of revenue was also $21,000. Generally, cost of revenue consists of developmental fees paid to third parties that assist in the development of the Company’s apps.

Operating Expenses

During the six month period ended June, 2017, we incurred general and administrative expenses of $9,710 compared to $8,552 during the six month period ended June 30, 2016. General and administrative expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal, accounting, and marketing expenses.

Net loss

Our net profit (loss) for the six month period ended June 30, 2017 was ($3,556) compared to $5,418 during the six month period ended June 30, 2016 due to the factors discussed above.

Three Month Period Ended June 30, 2017 compared to Three Month Period Ended June 30, 2016

Revenue

During the three months ended June 30, 2017, the Company earned $0 in revenues compared to the three month’s ended June 30, 2016, when the Company earned $34,970 in revenue.

Cost of Revenue

During the three months ended June 30, 2017, the Company’s cost of revenue was $0 compared to the six month’s ended June 30, 2016, when the Company’s cost of revenue was also $21,000. Generally, cost of revenue consists of developmental fees paid to third parties that assist in the development of the Company’s apps.

Operating Expenses

During the three month period ended June, 2017, we incurred general and administrative expenses of $4,155 compared to $ 2,973 during the three month period ended June 30, 2016. General and administrative expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal, accounting, and marketing expenses.

Net loss

Our net profit (loss) for the three month period ended June 30, 2017 was ($4,155) compared to $ 10,997 during the six month period ended June 30, 2016 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As at June 30, 2017 our current assets were $30 compared to $28 in current assets at December 31, 2016. As at June 30, 2017, our current liabilities were $29,961 compared to $36,403 as of December 31, 2016.

Stockholder’s deficit was ($29,931) as of June 30, 2017 compared to ($26,375) as of December 31, 2016.

Cash Flows from Operating Activities

For the six month period ended June 30, 2017, net cash flows used in operating activities was ($10,374) compared to ($29,552) cash used in operating activities for the six months ending June 30, 2016.

Cash Flows from Investing Activities

We neither used, nor provided cash flow from investing activities during the six month period ended June 30, 2017 and 2016.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the six months ended June 30, 2017 were $10,376, consisting of proceeds from related party loans compared to $(8,499) cash used by financing activities for the six months ended June 30, 2016.

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

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2017, the Company had negative working capital and negative cash flows from operating activities. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is planning to raise funds through debt or equity offerings. There is no guarantee that the Company will be successful in these efforts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

We conducted an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report.

Based on this evaluation, our chief executive officer and chief financial officer concluded that as of the evaluation date our disclosure controls and procedures were not effective. Our procedures were designed to ensure that the information relating to our company required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow for timely decisions regarding required disclosure. Management is currently evaluating the current disclosure controls and procedures in place to see where improvements can be made.

ITEM 5. OTHER INFORMATION

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management has concluded that our internal control over financial reporting was not effective as of June 30, 2017, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Steps that the Company believes it must undertake is to retain a consulting firm to, among other things, design and implement adequate systems of accounting and financial statement disclosure controls during the current fiscal year to comply with the requirements of the SEC. We believe that the ultimate success of our plan to improve our disclosure controls and procedures will require a combination of additional financial resources, outside consulting services, legal advice, additional personnel, further reallocation of responsibility among various persons, and substantial additional training of those of our officers, personnel and others, including certain of our directors such as our committee chairs, who are charged with implementing and/or carrying out our plan.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as required in Rule 13a-15(b). We are conducting an evaluation to design and implement adequate systems of accounting and financial statement disclosure controls. We expect to complete this review during 2017 to comply with the requirement of the SEC. We believe that the ultimate success of our plan to improve our internal control over financial reporting will require a combination of additional financial resources, outside consulting services, legal advice, additional personnel, further reallocation of responsibility among various persons, and substantial additional training of our officers, personnel and others, including certain of our directors such as our Chairman of the Board and Chief Financial Officer, who are charged with implementing and/or carrying out our plan. It should also be noted that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls or our internal control over financial reporting, or any system we design or implement in the future, will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control

There have not been any changes in our internal control over financial reporting during the six month period ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the six month period ended June 30, 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the six month period ended June 30, 2017.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Statements

Condensed Consolidated Balance Sheets as of June 30, 2017 (unaudited) and December 31, 2016.

Condensed Consolidated Statements of Operations for the six months ended June 30, 2017 and 2016 (unaudited)

Condensed Consolidated Statements of Changes in Shareholders' Deficit for the six months ended June 30, 2017 (unaudited)

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)

Schedules

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

Exhibits	Exhibit #	Incorporated by Reference (Form Type)	Filing Date	Filed with This Report

Articles of Incorporation, as filed with the Delaware Secretary of State on March 25, 2013.	3.1	10-K	3/30/2017

Bylaws of TYG Solutions, Inc.	3.3	10-K	3/30/2017

Application Development Agreement Dated June 1, 2014	10.1	S-1/A	6/22/2016

Application Development Agreement Dated February 16, 2016	10.2	S-1/A	6/22/2016

Application Development Agreement Dated February 20, 2016	10.3	S-1/A	6/22/2016

Application Development Agreement Dated February 24, 2016	10.4	S-1/A	6/22/2016

Application Development Agreement Dated November 19, 2015	10.5	S-1/A	6/22/2016

Application Development Agreement Dated December 15, 2015	10.6	S-1/A	6/22/2016

Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended	31.1			X

Certification pursuant to 18 U.S.C Section 1350 adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002	32.1			X

XBRL Instance Document	101.INS			X

XBRL Taxonomy Extension Schema Document	101.SCH			X

XBRL Taxonomy Extension Calculation Linkbase Document	101.CAL			X

XBRL Taxonomy Extension Definition Linkbase Document	101.DEF			X

XBRL Taxonomy Extension Label Linkbase Document	101.LAB			X

XBRL Taxonomy Extension Presentation Linkbase Document	101.PRE			X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYG SOLUTIONS CORP.

Dated: August 16, 2017	/s/ Robert T. Malasek
By: Robert T. Malasek Director President Chief Executive Officer Chief Financial Officer Secretary