Form 10-Q
period 2017-09-30
TYG Solutions Corp.
filed 2017-11-14
CIK 1615999

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Mark One

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 13, 2017
Common Stock, $0.0001	9,530,000

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TYG SOLUTIONS CORP

INDEX TO CONDENSED FINANCIAL STATEMENTS

September 30, 2017

TYG SOLUTIONS CORP
Condensed Balance Sheets

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS

Current Assets:
Cash	$6,106	$28
Accounts receivable	-	10,000
Total current assets	6,106	10,028

Total assets	$6,106	$10,028

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Loan payable - related party	$40,092	$19,585
Accounts payable	-	16,818
Total current liabilities	40,092	36,403

Stockholders' Deficit:
Common stock, 200,000,000 shares authorized, par value $0.0001,
9,530,000 shares issued and outstanding	953	953
Additional paid in capital	34,797	34,797
Accumulated (Deficit)	(69,736)	(62,125)
Total stockholders' deficit	(33,986)	(26,375)

Total liabilities and stockholders' deficit	$6,106	$10,028

The accompanying notes are an integral part of these financial statements.

TYG SOLUTIONS CORP
Condensed Statements of Operations
(Unaudited)

	For The Three	For The Three	For The Nine	For The Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016

Revenue	$-	$-	$6,154	$34,970
Cost of revenues	-	-	-	21,000
Gross profit	-	-	6,154	13,970

General and Administrative expenses	4,055	6,411	13,765	14,963
Total operating expenses	4,055	6,411	13,765	14,963

Operating profit (loss)	(4,055)	(6,411)	(7,611)	(993)

Profit (loss) before income taxes	(4,055)	(6,411)	(7,611)	(993)

Provision for Income Taxes	-	-	-	-

Net profit (loss)	$(4,055)	$(6,411)	$(7,611)	$(993)

Basic and Diluted
Earnings (Loss) Per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of
Common Shares Outstanding	9,530,000	9,530,000	9,530,000	9,530,000

The accompanying notes are an integral part of these financial statements.

TYG SOLUTIONS CORP
Statement of Stockholders' Equity
(Unaudited)

					Total
			Additional	Accumulated	Stockholders'
	Common Stock		Paid in	Income	Equity
	Shares	Amount	Capital	(Deficit)	(Deficit)

Balance - December 31, 2015	9,530,000	$953	$34,797	$(30,101)	$5,649

Net loss for the year	-	-	-	(32,024)	(32,024)

Balance - December 31, 2016	9,530,000	953	34,797	(62,125)	(26,375)

Net profit for the period	-	-	-	(7,611)	(7,611)

Balance - September 30, 2017	9,530,000	$953	$34,797	$(69,736)	$(33,986)

The accompanying notes are an integral part of these financial statements.

TYG SOLUTIONS CORP
Condensed Statements of Cashflows
(Unaudited)

	For The Nine	For The Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2017	2016

OPERATING ACTIVITIES:
Net profit/(loss)	$(7,611)	$(993)
Adjustments to reconcile net loss to cash used
in operating activities:
Decrease (increase) in accounts receivable	10,000	(10,000)
Increase (decrease) in accounts payable	(16,818)	4,791
Increase (decrease) in customer advances	-	(24,970)
Net cash used in operating activities	(14,429)	(31,172)

FINANCING ACTIVITIES:
Proceeds from related party loans	20,507	-
Repayment of related party loans	-	(16,624)
Cash provided by (used by) financing activities	20,507	(16,624)

Net change in cash	6,078	(47,796)

Cash, Beginning of Period	28	47,825

Cash, End of Period	$6,106	$29

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

TYG SOLUTIONS CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2017

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

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the Company’s financial position as of September 30, 2017 and its results of operations and cash flows for the three months and nine months ended September 30, 2017. The accompanying unaudited interim condensed financial statements have been prepared in accordance with instructions to Form 10-Q. The results of operations for the period ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year.

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

September 30, 2017

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

As of September 30, 2017, and December 31, 2016, the carrying value of loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

The Company recognizes penalties and interest associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the balance sheet. The Company had no accrued penalties and interest as of September 30, 2017.

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

September 30, 2017

Recently issued accounting pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3. INCOME TAXES

There is no current or deferred income tax expense or benefit allocated to continuing operations for the periods ended September 30, 2017 and December 31, 2016.

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. As of September 30, 2017, and December 31, 2016, applying the statutory income tax rate the Company had deferred tax assets of approximately $23,710 and $21,123 related to net operating losses, respectively. A valuation allowance was recorded against the tax assets to reduce the carrying value to zero.

As of September 30, 2017, the Company had net operating loss carry-forwards totaling approximately $69,736 which will begin expiring in 2033.

The Company has no uncertain tax positions that require the Company to record a liability.

The Company had no accrued penalties and interest related to taxes as of September 30, 2017

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

NOTE 6 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has accumulated deficits of $69,736. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

NOTE 7 – RELATED PARTY LOANS AND TRANSACTIONS

As of September 30, 2017, and December 31, 2016, loans from related parties amounted to $40,092 and $19,585, respectively. The loans represent working capital advances from officers of the Company and are unsecured, non-interest bearing, and due on demand.

TYG SOLUTIONS CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2017

NOTE 8 – CONCENTRATION RISKS

The Company has generated revenues from three customers with costs of two subcontractors. It is considered at least reasonably possible that any customer or subcontractor will be lost in the near term.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

GENERAL

Overview

TYG Solutions Corp. was incorporated in the State of Delaware on March 25, 2013. Our original business plan was to develop iPhone and Android smartphone apps for companies who need an app for their internal and external operations. Currently, we are focusing our operation on offering corporate website design services.

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

Marketing and Sales

Currently, our officers and directors handle all marketing and sales efforts. Within the next 12 months, we hope to have generated enough revenue to develop a marketing campaign to promote and publicize our website and services.

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

Services Pricing

We anticipate that our fees would start at $5,000 for easier, simpler applications and get more expensive as detail and complexity increase. To date, we have entered into agreements with six (6) clients and have charged them each flat fees ranging from $7,500 to $79,000.

Employees

We presently have no employees apart from our officers and directors. Our officers and directors devote about 20 hours per week to our affairs.

RESULTS OF OPERATIONS

Nine Month Period Ended September 30, 2017 compared to Nine Month Period Ended September 30, 2016

Revenue

During the nine months ended September 30, 2017, the Company earned $6,154 in revenues compared to the nine month’s ended September 30, 2016, when the Company earned $34,970 in revenue.

Cost of Revenue

During the nine months ended September 30, 2017, the Company’s cost of revenue was $0 compared to the nine month’s ended September 30, 2016, when the Company’s cost of revenue was also $21,000. Generally, cost of revenue consists of developmental fees paid to third parties that assist in the development of the Company’s apps.

Operating Expenses

During the nine month period ended September, 2017, we incurred general and administrative expenses of $13,765 compared to $14,963 during the nine month period ended September 30, 2016. General and administrative expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal, accounting, and marketing expenses.

Net loss

Our net profit (loss) for the nine month period ended September 30, 2017 was ($7,611) compared to ($993) during the nine month period ended September 30, 2016 due to the factors discussed above.

Three Month Period Ended September 30, 2017 compared to Three Month Period Ended September 30, 2016

Revenue

During the three months ended September 30, 2017, the Company earned $0 in revenues compared to the three month’s ended September 30, 2016, when the Company also earned $0 in revenue.

Cost of Revenue

During the three months ended September 30, 2017, the Company’s cost of revenue was $0 compared to the nine month’s ended September 30, 2016, when the Company’s cost of revenue was also $0. Generally, cost of revenue consists of developmental fees paid to third parties that assist in the development of the Company’s apps.

Operating Expenses

During the three month period ended September, 2017, we incurred general and administrative expenses of $4,055 compared to $6,411 during the three month period ended September 30, 2016. General and administrative expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal, accounting, and marketing expenses.

Net loss

Our net profit (loss) for the three month period ended September 30, 2017 was ($4,055) compared to ($6,411) during the three month period ended September 30, 2016 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As at September 30, 2017 our current assets were $6,106 compared to $10,028 in current assets at December 31, 2016. As at September 30, 2017, our current liabilities were $40,092 compared to $36,403 as of December 31, 2016.

Stockholder’s deficit was ($33,986) as of September 30, 2017 compared to ($26,375) as of December 31, 2016.

Cash Flows from Operating Activities

For the nine month period ended September 30, 2017, net cash flows used in operating activities was ($14,429) compared to ($31,172) cash used in operating activities for the nine months ending September 30, 2016.

Cash Flows from Investing Activities

We neither used, nor provided cash flow from investing activities during the nine month period ended September 30, 2017 and 2016.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the nine months ended September 30, 2017 were $20,507 consisting of proceeds from related party loans compared to $(16,595) cash used by financing activities for the nine months ended September 30, 2016.

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

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2017, the Company had negative working capital and negative cash flows from operating activities. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is planning to raise funds through debt or equity offerings. There is no guarantee that the Company will be successful in these efforts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

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

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management has concluded that our internal control over financial reporting was not effective as of September 30, 2017, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Steps that the Company believes it must undertake is to retain a consulting firm to, among other things, design and implement adequate systems of accounting and financial statement disclosure controls during the current fiscal year to comply with the requirements of the SEC. We believe that the ultimate success of our plan to improve our disclosure controls and procedures will require a combination of additional financial resources, outside consulting services, legal advice, additional personnel, further reallocation of responsibility among various persons, and substantial additional training of those of our officers, personnel and others, including certain of our directors such as our committee chairs, who are charged with implementing and/or carrying out our plan.

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

Changes in Internal Control

There have not been any changes in our internal control over financial reporting during the nine month period ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the nine month period ended September 30, 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the nine month period ended September 30, 2017.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Statements

Condensed Consolidated Balance Sheets as of September 30, 2017 (unaudited) and December 31, 2016.

Condensed Consolidated Statements of Operations for the nine months ended September 30, 2017 and 2016 (unaudited)

Condensed Consolidated Statements of Changes in Shareholders’ Deficit for the nine months ended September 30, 2017 (unaudited)

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)

Schedules

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

Exhibits	Exhibit #	Incorporated by Reference (Form Type)	Filing Date	Filed with This Report

Articles of Incorporation, as filed with the Delaware Secretary of State on March 25, 2013.	3.1	10-K	3/30/2017

Bylaws of TYG Solutions, Inc.	3.3	10-K	3/30/2017

Application Development Agreement Dated September 1, 2014	10.1	S-1/A	6/22/2016

Application Development Agreement Dated February 16, 2016	10.2	S-1/A	6/22/2016

Application Development Agreement Dated February 20, 2016	10.3	S-1/A	6/22/2016

Application Development Agreement Dated February 24, 2016	10.4	S-1/A	6/22/2016

Application Development Agreement Dated November 19, 2015	10.5	S-1/A	6/22/2016

Application Development Agreement Dated December 15, 2015	10.6	S-1/A	6/22/2016

Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended	31.1			X

Certification of Principal Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	32.1			X

XBRL Instance Document	101.INS			X

XBRL Taxonomy Extension Schema Document	101.SCH			X

XBRL Taxonomy Extension Calculation Linkbase Document	101.CAL			X

XBRL Taxonomy Extension Definition Linkbase Document	101.DEF			X

XBRL Taxonomy Extension Label Linkbase Document	101.LAB			X

XBRL Taxonomy Extension Presentation Linkbase Document	101.PRE			X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant cause this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:November 14, 2017

/s/ Robert T. Malasek

Robert T. Malasek

Chief Executive Officer

Chief Financial Officer

Principal Accounting Officer