Form 10-K
period 2017-12-31
TYG Solutions Corp.
filed 2018-07-24
CIK 1615999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-55657

TYG SOLUTIONS CORP.

(Name of small business issuer in its charter)

Delaware	46-2645343	7374
(State or Other Jurisdiction of Incorporation or Organization)	IRS Employer Identification Number	Primary Standard Industrial Classification Code Number

550 West C Street, Suite 2040

San Diego, CA 92101

(858) 883-2642

(Address and telephone number of principal executive offices)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes [   ] No [X]

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

Yes [   ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 9, 2018, there were 9,530,000 shares of common stock, par value $0.0001 outstanding.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K, the other reports, statements, and information that the Company has previously filed with or furnished to, or that we may subsequently file with or furnish to, the SEC and public announcements that we have previously made or may subsequently make include, may include, or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, and that are intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act. To the extent that any statements made in this report contain information that is not historical, these statements are essentially forward-looking. Forward-looking statements can be identified by the use of words such as “anticipate”, “estimate”, “plan”, “project”, “continuing”, “ongoing”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could”, and other words of similar meaning. These statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, without limitation, marketability of our products; legal and regulatory risks associated with trading publicly; our ability to raise additional capital to finance our activities; the future trading of our common stock; our ability to operate as a public company; our ability to protect our proprietary information; general economic and business conditions; the volatility of our operating results and financial condition; our ability to attract or retain qualified senior management personnel and research and development staff; and other risks detailed from time to time in our filings with the SEC, or otherwise.

Information regarding market and industry statistics contained in this report is included based on information available to us that we believe is accurate. It is generally based on industry and other publications that are not produced for purposes of securities offerings or economic analysis. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. We do not undertake any obligation to publicly update any forward-looking statements. As a result, investors should not place undue reliance on these forward-looking statements.

PART I

Item 1. Business.

Overview

TYG Solutions Corp. was incorporated in the State of Delaware on March 25, 2013. Our original business plan was to develop iPhone and Android smartphone apps for companies who need an app for their internal and external operations. Currently, we are focusing our operation on offering corporate website design services.

The Company’s fiscal year end is December 31. The Company’s principal executive office and mailing address is 550 West C Street, Suite 2040, San Diego, CA 92101. Our telephone number is (858) 883-2642

On June 1, 2014, we entered into an Application Development Agreement with a client to develop an inventory app. The company has completed the app and delivered the completed app to the client. The total price we charged the client for our services was $7,500, the client has paid the Company the full amount.

On March 20, 2015, the Company entered into an Application Development Agreement with a client, whereby the client agreed to pay the company to develop certain iPhone and Android applications that include a Package tracking app, Voice recording app, Compare prices app, File sharing app, Screen recorder app, Puzzle game, Card game, Adventure game, News template app and a Weather broadcast app. The total price we charged the client for our services was $90,000. The Company completed the apps and delivered the files to client. The client paid the Company the full amount.

On March 20, 2015, the Company entered into an Application Development Agreement with a client, whereby the client agreed to pay the Company to develop a Photo Viewer app. The total price we charged the client for our services was $15,000. The Company completed the apps and delivered the files to client. The client paid the Company the full amount.

On March 31, 2015, the Company entered into an Application Development Agreement with a client, whereby the client agreed to pay the company to develop certain iPhone and Android that include a Video editor app, Group chat app, Video surveillance app and a Trivia game. The total price we charged the client was $40,000. The Company completed the apps and delivered the files to client.

On November 19, 2015, the Company entered into an Application Development Agreements with a client, whereby the client agreed to pay the Company to develop certain iPhone and Android applications. The total adjusted price we charged the client was $20,000. The Company completed the apps and delivered the files to client. The client paid the Company the full amount.

On December 15, 2015, the Company entered into an Application Development Agreement with a client, whereby the client agreed to pay the Company to develop certain iPhone and Android applications. The total price we charged the client was $15,000. The Company completed the apps and delivered the files to client.

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

Marketing and Sales

Currently, our officer and director handles all marketing and sales efforts. Within the next 12 months, we hope to have generated enough revenue to develop a marketing campaign to promote and publicize our website and services.

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

Employees

We presently have no employees apart from our officer and director. Our officer and director devotes about 20 hours per week to our affairs.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive office is located at 550 West C Street, Suite 2040, San Diego, CA 92023

Item 3. Legal Proceedings.

We are not a party to or otherwise involved in any pending legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's shares are currently quoted on the OTC Markets Pink Sheets, but there is no active trading market in our securities.

Holders of Capital Stock

As of the date of this Annual Report, we had 6 holders of our common stock.

Rule 144 Shares

As of the date of this Annual Report, 2,030,000 shares of our common stock are held by non-affiliates, and were registered in our S-1 Registration Statement, which was effective on July 18, 2016. These registered shares are free trading. The remaining 7,500,000 shares are held by one affiliate, are marked control shares, and bear a standard Rule 144 restricted legend at the Company’s transfer agent.

Stock Option Grants

We do not have a stock option plan in place and have not granted any stock options at this time.

Recent Sales of Unregistered Securities

None.

Dividends

No dividends were declared on our common stock in the year ended December 31, 2017 or 2016, and it is anticipated that cash dividends will not be declared on our common stock in the foreseeable future. Our dividend policy is subject to the discretion of our board of directors and depends upon a number of factors, including operating results, financial condition and general business conditions. Holders of common stock are entitled to receive dividends as, if and when declared by our board of directors out of funds legally available therefor. We may pay cash dividends if net income available to stockholders fully funds the proposed dividends, and the expected rate of earnings retention is consistent with capital needs, asset quality and overall financial condition.

Securities Authorized for Issuance under Equity Compensation Plan

None.

Item 6. Selected Financial Data.

As a smaller reporting company, we are not required to provide the information required by this item.

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

GENERAL

RESULTS OF OPERATIONS

Fiscal Year Ended December 31, 2017 compared to Fiscal Year Ended December 31, 2016

Revenue

During the fiscal year ended December 31, 2017, the Company earned $1,154 in revenues compared to the fiscal year ended December 31, 2016, when the Company earned $34,970 in revenue. Revenues decreased due to the Company’s inability to obtain additional client contracts.

Cost of Revenue

During the fiscal year ended December 31, 2017, the Company’s cost of revenue was $0 compared to the fiscal year ended December 31, 2016, when the Company’s cost of revenue was $21,000. Generally, cost of revenue consists of developmental fees paid to third parties that assist in the development of the Company’s apps.

Operating Expenses

During the Fiscal Year Ended December 31, 2017, we incurred general and administrative expenses of $23,597 compared to $45,994 during the Fiscal Year Ended December 31, 2016. General and administrative expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal, accounting, and marketing expenses. Expenses decreased due to the Company’s decreased revenues.

Net loss

Our net loss for the Fiscal Year Ended December 31, 2017 was $22,443 compared to $32,024 during the Fiscal Year Ended December 31, 2016 due to the factors discussed above. Net loss decreased due to the Company’s decreased revenues and expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2017, our current assets were $1,887 compared to $10,028 in current assets at December 31, 2016. As at December 31, 2017, our current liabilities were $50,705 compared to $36,403 as of December 31, 2016.

Stockholder’s deficit was $48,818 as of December 31, 2017, compared to $26,375 as of December 31, 2016.

Cash Flows from Operating Activities

For the fiscal year ended December 31, 2017, net cash flows used in operating activities was $23,276 compared to $50,176 for the fiscal year ended December 31, 2016.

Cash Flows from Investing Activities

We neither used, nor provided cash flow from investing activities during the fiscal year ended December 31, 2017 and 2016.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the fiscal year ended December 31, 2017 were $25,005, consisting of advances from a related party compared to $2,378 for the fiscal year ended December 31, 2016.

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

As of December 31, 2017, the carrying value of loans approximated fair value due to the short-term nature and maturity of these instruments.

Recent Accounting Pronouncements

The Company will adopt Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” as of January 1, 2018. ASU 2014-09 will replace most existing revenue recognition guidance in US GAAP when it becomes effective. Management has evaluated the impact of the Company’s adoption of ASU 2014-09 on its financial statements and does not expect the new standard to have a significant impact on its financial position, results of operations and related disclosures. To make this determination, management has identified the contract with its customer, identified the performance obligations, determined the transaction price, allocated the transaction price to the performance obligations in the contract, and recognized revenue when the Company satisfies the performance obligation.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

We do not have any contractual obligations at this time.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data.

The full text of the Company's audited consolidated financial statements for the fiscal years ended December 31, 2017 and 2016, begins on page F-1 of this Annual Report on Form 10-K.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2017, the Company’s internal control over financial reporting was ineffective for the purposes for which it is intended.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over our financial reporting as of December 31, 2017 the Company determined that the following items constituted a material weakness:

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

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of officers and director as of the date of this Report. Our executive officers are elected annually by our Board of Directors. Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.

Name	Age	Position
Robert Malasek	50	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

Robert Malasek - Chief Financial Officer, Secretary

Mr. Malasek’s experience includes serving as the Assistant Controller for Starwood Hotel & Resorts Worldwide, Inc., Controller for Pacific Crest Equity Partners (a private equity company), and Chief Financial Officer for NatureWell, Inc. From 2011 to 2015, Robert served as the Chief Financial Officer, Secretary, Treasurer and a Director of Liberty Coal Energy Corp. Since 2015, Robert has served as the Chief Financial Officer of Cannalink, Inc. Robert received his Bachelor of Science in Accountancy from San Diego State University.

Term of Office

Our director is appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Director Independence and Board Committees

We do not have any independent directors on our board of directors. Our board of directors solely consists of Robert Malasek our sole officer and director. Our board of directors does not have any committees. However, if, at such time in the future, we appoint independent directors on our board we expect to form the appropriate board committees.

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

Compliance with Section 16(A) of the Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2017.

Item 11. Executive Compensation.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal year ended December 31, 2017:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Natan Barmatz, President, Chief Executive Officer and Director	2017 2016	- -	- -	- -	- -	- -	- -	- -	- -

Robert Malasek, Chief Financial Officer, Secretary	2017	-	-	-	-	-	-	-	-

Eliakim Gabay, Secretary and Director	2017 2016	- -	- -	- -	- -	- -	- -	- -	- -

Option Grants Table

There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table for the fiscal year ended December 31, 2017.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised during the fiscal year ended December 31, 2017, by the executive officers named in the Summary Compensation Table.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter

The following table sets forth certain information regarding our common stock beneficially owned as of December 31, 2017:

(i)each stockholder known by us to be the beneficial owner of five (5%) percent or more of our outstanding common stock;

(ii)each of our officers and directors; and

(iii)all executive officers and directors as a group.

This information as to beneficial ownership was furnished to the Company by or on behalf of each person named. As at December 31, 2017, there were 9,530,000 shares of our common stock issued and outstanding.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Common Stock	Robert Malsek	-	-
Common Stock	Kettner Investments, LLC	7,500,000	79%
Common Stock	All Directors and Officers as a Group	7,500,000	79%

Beneficial ownership is determined in accordance with the rules and regulations of the SEC. The number of shares and the percentage beneficially owned by each individual listed above include shares that are subject to options held by that individual that are immediately exercisable or exercisable within 60 days from the date of this Report and the number of shares and the percentage beneficially owned by all officers and directors as a group includes shares subject to options held by all officers and directors as a group that are immediately exercisable or exercisable within 60 days from the date of this Report.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

As of December 31, 2017 and 2016, loans and advances from related parties amounted to $44,590 and $19,585, respectively. The balances represent working capital advances from a shareholder of the Company and are unsecured, non-interest bearing, and due on demand.

Director Independence

We do not have any independent directors. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

•the director is, or at any time during the past three years was, an employee of the company;

•the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

•a family member of the director is, or at any time during the past three years was, an executive officer of the company;

•the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

•the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

•the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

We do not currently have a separately designated audit, nominating or compensation committee.

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed during the fiscal years ended December 31, 2017 and 2016 for professional services rendered by Weinberg & Baer LLC, with respect to the audits of our 2017 and 2016 financial statements, as well as their quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods, were as follows:

	Year Ended December 31, 2017	Year Ended December 31, 2016
Audit Fees and Audit Related Fees	$12,000	$12,250
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$12,000	$12,250

In the above table, "audit fees" are fees billed by our Company's former external auditor for services provided in auditing our Company's annual financial statements for the subject year. "Audit-related fees" are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of our company's financial statements. "Tax fees" are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning.

“All other fees" are fees billed by the auditor for products and services not included in the foregoing categories.

Pre-Approval Policies and Procedures

We do not have a separately designated Audit Committee. The Board of Directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the Board of Directors either before or after the respective services were rendered.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Please see the below Exhibit Index and the Index to Financial Statements and related notes to financials which follows the signature page to this annual report on Form 10-K and which is incorporated by reference herein.

Exhibits	Exhibit #	Incorporated by Reference (Form Type)	Filing Date	Filed with This Report

Certificate of Incorporation, as filed with the Delaware Secretary of State on March 25, 2013.	3.1	10-K	03/30/2017

Amended and Restated Certificate of Incorporation of TYG Solutions Corp., as filed with the Delaware Secretary of State on May 1, 2018.	3.2	8-K	5/04/2018

Certificate of Designation of Series A Preferred Stock of TYG Solutions Corp. as filed with the Delaware Secretary of State on May 3, 2018.	3.3	8-K	5/04/2018

Certificate of Designation of Series B Preferred Stock of TYG Solutions Corp. as filed with the Delaware Secretary of State on May 3, 2018.	3.4	8-K	5/04/2018

Bylaws of TYG Solutions, Inc.	3.5	10-K	3/30/2017

Amended and Restated Bylaws of TYG Solution Corp.	3.6	8-K	5/04/2018

Convertible Note dated February 16, 2018.	4.1			X

Convertible Note Purchase Agreement dated February 16, 2018.	4.2			X

Application Development Agreement Dated June 1, 2014.	10.1	S-1/A	6/22/2016

Application Development Agreement Dated February 16, 2016.	10.2	S-1/A	6/22/2016

Application Development Agreement Dated February 20, 2016.	10.3	S-1/A	6/22/2016

Application Development Agreement Dated February 24, 2016.	10.4	S-1/A	6/22/2016

Application Development Agreement Dated November 19, 2016.	10.5	S-1/A	6/22/2016

Application Development Agreement Dated December 15, 2016.	10.6	S-1/A	6/22/2016

Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1			X

Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1			X

XBRL Instance Document	101.INS			X
XBRL Taxonomy Extension Schema Document	101.SCH			X
XBRL Taxonomy Extension Calculation Linkbase Document	101.CAL			X
XBRL Taxonomy Extension Definition Linkbase Document	101.DEF			X
XBRL Taxonomy Extension Label Linkbase Document	101.LAB			X
XBRL Taxonomy Extension Presentation Linkbase Document	101.PRE			X

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: July 23, 2018

/s/ Robert Malasek

Robert Malasek

Chief Executive Officer

Chief Financial Officer (Principal Accounting Officer)

Secretary

Director

TYG SOLUTIONS CORP

INDEX TO FINANCIAL STATEMENTS

DECEMBER 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of TYG Solutions Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of TYG Solutions Corp. (the Company) as of December 31, 2017 and 2016, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Accell Audit and Compliance, P.A.

We have served as the Company's auditor since 2018.

Tampa, Florida

May 21, 2018

4806 West Gandy Boulevard • Tampa, Florida 33611 • 813.440.6380

TYG SOLUTIONS CORP.
Balance Sheets

	December 31,	December 31,
	2017	2016
ASSETS

Current Assets:
Cash	$1,757	$28
Accounts receivable	-	10,000
Receivable related party	130	-
Total current assets	1,887	10,028

Total assets	$1,887	$10,028

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Loan and advances payable - related party	$44,590	$19,585
Accounts payable	1,115	16,818
Other current liability	5,000	-
Total current liabilities	50,705	36,403

Commitments and Contingencies

Stockholders' Deficit:
Common stock, 200,000,000 shares authorized, par value $0.0001,
9,530,000 shares issued and outstanding	953	953
Additional paid in capital	34,797	34,797
Accumulated Deficit	(84,568)	(62,125)
Total stockholders' deficit	(48,818)	(26,375)

Total liabilities and stockholders' deficit	$1,887	$10,028

The accompanying notes are an integral part of these financial statements.

TYG SOLUTIONS CORP.
Statements of Operations

	For The	For The
	Year Ended	Year Ended
	December 31,	December 31,
	2017	2016

Revenue	$1,154	$34,970
Cost of revenues	-	21,000
Gross profit	1,154	13,970

Sales and Marketing expenses	-	15,730
General and Administrative expenses	23,597	30,264
Total operating expenses	23,597	45,994

Operating loss	(22,443)	(32,024)

Loss before income taxes	(22,443)	(32,024)

Provision for Income Taxes	-	-

Net Loss	$(22,443)	$(32,024)

Basic and Diluted
Earnings (Loss) Per Common Share	$(0.00)	$(0.00)

Weighted Average Number of
Common Shares Outstanding	9,530,000	9,530,000

The accompanying notes are an integral part of these financial statements.

TYG SOLUTIONS CORP.
Statement of Stockholders' Deficit
			Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Common Stock
	Shares	Amount

Balance - December 31, 2015	9,530,000	$953	$34,797	$(30,101)	$5,649

Net loss	-	-	-	(32,024)	(32,024)

Balance - December 31, 2016	9,530,000	953	34,797	(62,125)	(26,375)

Net loss	-	-	-	(22,443)	(22,443)

Balance - December 31, 2017	9,530,000	$953	$34,797	$(84,568)	$(48,818)

The accompanying notes are an integral part of these financial statements.

TYG SOLUTIONS CORP.
Statements of Cash Flows

	For The	For The
	Year Ended	Year Ended
	December 31,	December 31,
	2017	2016

OPERATING ACTIVITIES:
Net loss	$(22,443)	$(32,024)
Adjustments to reconcile net loss to cash used
in operating activities:
Decrease (increase) in accounts receivable	10,000	(10,000)
Increase in related party receivable	(130)	-
Increase (decrease) in accounts payable	(15,703)	16,818
Increase in other current liability	5,000	-
Decrease in customer advances	-	(24,970)
Net cash used in operating activities	(23,276)	(50,176)

FINANCING ACTIVITIES:
Proceeds from related party loans	25,005	2,378
Cash provided by financing activities	25,005	2,378

Net change in cash	1,729	(47,798)

Cash, Beginning of Period	28	47,826

Cash, End of Period	$1,757	$28

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

TYG SOLUTIONS CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

TYG Solutions Corp (“the Company”) was incorporated under the laws of the state of Delaware on March 25, 2013. The Company began limited operations on May 30, 2013.

The Company is engaged in mobile app development and corporate website design.

The Company’s activities are subject to significant risks and uncertainties including failure to increase sales revenue and secure additional funding to properly execute the company’s business plan.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with GAAP. The Company’s year-end is December 31.

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

TYG SOLUTIONS CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES (CONTINUED)

As of December 31, 2017 and 2016, the carrying value of loans approximated fair value due to the short-term nature and maturity of these instruments.

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

Sales and Marketing

The Company recognizes sales and marketing expense as it is incurred. For the years ended December 31, 2017 and 2016, the Company incurred zero and $15,730, respectively, of sales and marketing expense.

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

The Company recognizes penalties and interest associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the balance sheet. The Company had no accrued penalties and interest as of December 31, 2017 or 2016.

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

Recently issued accounting pronouncements

The Company will adopt Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” as of January 1, 2018. ASU 2014-09 will replace most existing revenue recognition guidance in US GAAP when it becomes effective. Management has evaluated the impact of the Company’s adoption of ASU 2014-09 on its financial statements and does not expect the new standard to have a significant impact on its financial position, results of operations and related disclosures. To make this determination, management has identified the contract with its customer, identified the performance obligations, determined the transaction price, allocated the transaction price to the performance obligations in the contract, and recognized revenue when the Company satisfies the performance obligation.

TYG SOLUTIONS CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 3. INCOME TAXES

There is no current or deferred income tax expense or benefit allocated to continuing operations for the years ended December 31, 2017 and 2016.

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. As of December 31, 2017 and 2016, applying the statutory income tax rate the Company had deferred tax assets of approximately $28,753 and $21,122 related to net operating losses, respectively. A valuation allowance was recorded against the tax assets to reduce the carrying value to zero.

As of December 31, 2017, the Company had net operating loss carry-forwards totaling approximately $84,568 which will begin expiring in 2037.

The Company has no uncertain tax positions that require the Company to record a liability.

The Company had no accrued penalties and interest related to taxes as of December 31, 2017 or 2016.

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

NOTE 6 – RELATED PARTY LOANS AND TRANSACTIONS

As of December 31, 2017 and 2016, loans and advances from related parties amounted to $44,590 and $19,585, respectively. The loans represent working capital advances from shareholders, are unsecured, non-interest bearing, and due on demand.

NOTE 7 – CONCENTRATION RISKS

The Company has generated revenues from three customers with costs of two subcontractors. It is considered at least reasonably possible that any customer or subcontractor will be lost in the near term.

NOTE 8 – SUBSEQUENT EVENTS

On February 16, 2018, the Company issued a Convertible Note to a shareholder, face value $500,000, in exchange for $500,000 in cash. The Note is unsecured, bears interest at the rate of 3% per annum and matures on February 16, 2030. The Note is convertible into common stock of the Company at any time at the option of the holder subject to a 4.9% blocking provision which prohibits the holder from converting into common stock of the Company if such conversion results in the holder owning greater than 4.9% of the outstanding common stock of the Company after giving effect to the conversion.

Amended and Restated Certificate of Incorporation

Effective May 1, 2018, the Company’s Certificate of Incorporation was amended and restated to: (i) increase the total stock the Company is authorized to issue to 205,000,000 shares consisting of (a) 200,000,000 shares of Common stock, $0.0001 par value per share (“Common Stock”), and (b) 5,000,000 shares of Preferred stock, $0.0001 par value per share (“Preferred Stock”); (ii) authorize the directors of the Company to designate the shares and series of the Preferred Stock; (iii) provide indemnification for representatives of the Company; and (iv) in the event that any stockholder owns more than 5% of any class of equity security of the Company, require the approval of 75% of the voting securities of the Company for any proposed merger, consolidation or sale of substantially all of the assets of the Company.

Amended and Restated Bylaws

Effective May 2, 2018, the Company’s Bylaws were amended and restated to amend the Company’s stockholder voting procedures, increase the size of the Company’s Board of Directors from two members to seven directors comprised of up to four Series A Directors and up to three Series B Directors, provide greater indemnification by the Company of its officers, directors and employees, and define procedures for any future amendments to the Company’s Bylaws.

Certificate of Designation of Series A Preferred Stock

Effective May 3, 2018, the Company’s Board of Directors authorized and designated 75 shares of the Company’s Preferred Stock as Series A Preferred Stock. Each share of the Series A Preferred Stock in entitled to a liquidation preference of $1,000 per share and is convertible into 1,000 shares of the Company’s Common Stock. The holders of a majority of the Series A Preferred Stock are entitled to elect up to four (4) directors to the Company’s board of directors and any annual or special meeting and have preferential rights in regard to the election of Series A directors. In all other voting matters, the holders of Series A Preferred Stock are entitled to cast 1,000 votes per share.

Certificate of Designation of Series B Preferred Stock

Effective May 3, 2018, the Company’s Board of Directors authorized and designated 75 shares of the Company’s Preferred Stock as Series B Preferred Stock. Each share of the Series B Preferred Stock in entitled to a liquidation preference of $1,000 per share and is convertible into 1,000 shares of the Company’s Common Stock. The holders of a majority of the Series B Preferred Stock are entitled to elect up to three (3) directors to the Company’s board of directors and any annual or special meeting and have preferential rights in regard to the election of Series B directors. In all other voting matters, the holders of Series B Preferred Stock are entitled to cast 1,000 votes per share.