Form 10-Q
period 2018-03-31
TYG Solutions Corp.
filed 2018-07-24
CIK 1615999

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

COMMISSION FILE NO. 000-55657

TYG SOLUTIONS CORP.

(Exact name of registrant as specified in its charter)

Delaware	46-2645343
(State or Other Jurisdiction of Incorporation or Organization)	IRS Employer Identification Number

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 23, 2018
Common Stock, $0.0001	9,530,000

TYG SOLUTIONS CORP.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TYG SOLUTIONS CORP.
Condensed Balance Sheets

	March 31,		December 31,
	2018		2017
	(Unaudited)
ASSETS

Current Assets:
Cash	$471,869	$	$ 1,757
Receivable related party	130		130
Prepaid expense	10,000		-
Total current assets	481,999		1,887

Total assets	$481,999		$1,887

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Loan payable - related party	$44,741		$44,590
Accounts payable	698		1,115
Other current liabilities	5,000		5,000
Interest payable- related party	1,767		-
Total current liabilities	52,206		50,705

Note payable - related party	$500,000		$-
Total liabilities	552,206		50,705

Stockholders' Deficit:
Common stock, 200,000,000 shares authorized, par value $0.0001,
9,530,000 shares issued and outstanding	953		953
Additional paid in capital	34,797		34,797
Accumulated (deficit)	(105,957)		(84,568)
Total stockholders' deficit	(70,207)		(48,818)

Total liabilities and stockholders' deficit	$481,999		$1,887

The accompanying notes are an integral part of these financial statements.

TYG SOLUTIONS CORP.
Condensed Statements of Operations
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2018	2017

Revenue	$-	$1,154
Cost of revenues	-	-
Gross profit	-	1,154

General and administrative expenses	19,473	7,055
Total operating expenses	19,473	7,055

Operating loss	(19,473)	(5,901)

Other income (expenses)
Interest expense	(1,916)	-
Total other expenses	(1,916)	-

Loss before income taxes	(21,389)	(5,901)
Provision for Income Taxes	-	-

Net loss	$(21,389)	$(5,901)

Basic and Diluted
Earnings (Loss) Per Common Share	$(0.00)	$(0.00)

Weighted Average Number of
Common Shares Outstanding	9,530,000	9,530,000

The accompanying notes are an integral part of these financial statements.

TYG SOLUTIONS CORP.
Condensed Statements of Cash flows
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2018	2017

OPERATING ACTIVITIES:
Net loss	$(21,389)	$(5,901)
Adjustments to reconcile net loss to cash used
in operating activities:
Decrease (increase) in accounts receivable	-	10,000
Decrease (increase) in prepaid expenses	(10,000)	-
Increase (decrease) in accounts payable	(415)	(10,230)
Increase (decrease) in accrued interest expense	1,916	-
Increase (decrease) other current liability	-	5,000
Net cash used in operating activities	(29,888)	(1,131)

FINANCING ACTIVITIES:
Net proceeds from related party loans	-	1,149
Proceeds from note payable -related party	500,000	-
Cash provided by (used by) financing activities	500,000	1,149

Net change in cash	470,112	18

Cash, Beginning of Period	1,757	28

Cash, End of Period	$471,869	$46

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

TYG SOLUTIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2018

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

TYG Solutions Corp. (“the Company”) was incorporated under the laws of the state of Delaware on March 25, 2013. The Company began limited operations on May 30, 2013. The Company is engaged in mobile app development and corporate website design.

The Company’s activities are subject to significant risks and uncertainties including failure to increase sales revenue and secure additional funding to properly execute the Company’s business plan.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with GAAP. The Company’s year-end is December 31. These interim financial statements are condensed and should be read in conjunction with the Company’s annual statements for the year ended December 31, 2017. Interim disclosures generally do not repeat those in annual financial statements.

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

Revenue recognition

The Company recognizes revenues in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from contracts with customers”. Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

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

TYG SOLUTIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2018

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES (CONTINUED)

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

The Company recognizes penalties and interest associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the balance sheet. The Company had no accrued penalties and interest as of March 31, 2018 or December 31, 2017.

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

Recently issued accounting pronouncements

The Company adopted Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” as of January 1, 2018. Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

NOTE 3. INCOME TAXES

There is no current or deferred income tax expense or benefit allocated to continuing operations for the three-month periods ended March 31, 2018 and 2017.

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. As of March 31, 2018 and December 31, 2017 , applying the statutory income tax rate the Company had deferred tax assets of approximately $36,025 and $28,753 related to net operating losses, respectively. A valuation allowance was recorded against the tax assets to reduce the carrying value to zero.

As of March 31, 2018, the Company had net operating loss carry-forwards totaling approximately $105,957 which will begin expiring in 2037.

The Company has no uncertain tax positions that require the Company to record a liability.

TYG SOLUTIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2018

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

NOTE 6 – RELATED PARTY LOANS AND TRANSACTIONS

As of March 31, 2018 and December 31, 2017, loans and advances from related parties amounted to $44,741 and $44,590, respectively. The loans represent working capital advances from shareholders, are unsecured, interest bearing 0.5%, and matures on March 31, 2020 and grants a security interest in the Company’s assets as collateral.

On February 16, 2018 the Company issued a convertible note to a shareholder, face value $500,000, in exchange for $500,000 in cash. The Note is unsecured, bears interest at the rate of 3% per annum and matures on February 16, 2030. The Note is convertible into common stock of the Companyat $0.10 per share at any time at the option of the holder, subject to a 4.9% blocking provision which prohibits the holder from converting into common stock of the Company if such conversion results in the holder owning greater than 4.9% of the outstanding common stock of the Company after giving effect to the conversion.

NOTE 7 – SUBSEQUENT EVENTS

Amended and Restated Certificate of Incorporation

Effective May 1, 2018, the Company’s Certificate of Incorporation was amended and restated to: (i) increase the total stock the Company is authorized to issue to 205,000,000 shares consisting of (a) 200,000,000 shares of Common stock, $0.0001 par value per share (“Common Stock”), and (b) 5,000,000 shares of Preferred stock, $0.0001 par value per share (“Preferred Stock”); (ii) authorize the directors of the Company to designate the shares and series of the Preferred Stock; (iii) provide indemnification for representatives of the Company; and (iv) in the event that any stockholder owns more than 5% of any class of equity security of the Company, require the approval of 75% of the voting securities of the Company for any proposed merger, consolidation or sale of substantially all of the assets of the Company. The forgoing is a summary only. Please refer to the Amended and Restated Certificate of Incorporation for the Company attached as Exhibit 3.2 to this Report for the complete text of the amendment and restatement.

Amended and Restated Bylaws

Effective May 2, 2018, the Company’s Bylaws were amended and restated to amend the Company’s stockholder voting procedures, increase the size of the Company’s Board of Directors from two members to seven directors comprised of up to four Series A Directors and up to three Series B Directors, provide, provide greater indemnification by the Company of its officers, directors and employees, and define procedures for any future amendments to the Company’s Bylaws.

TYG SOLUTIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2018

NOTE 7 – SUBSEQUENT EVENTS (CONTINUED)

Certificate of Designation of Series A Preferred Stock

Effective May 3, 2018, the Company’s Board of Directors authorized and designated 75 shares of the Company’s Preferred Stock as Series A Preferred Stock. Each share of the Series A Preferred Stock is entitled to a liquidation preference of $1,000 per share and is convertible into 1,000 shares of the Company’s common stock. The holders of a majority of the Series A Preferred Stock are entitled to elect up to four (4) directors to the Company’s board of directors and any annual or special meeting and have preferential rights in regard to the election of Series A directors. In all other voting matters, the holders of Series A Preferred Stock are entitled to cast 1,000 votes per share. The foregoing is a summary only. Please refer to the Certificate of Designation of Series A Preferred Stock attached as Exhibit 3.3 to this Report for the complete text of the certificate of designation.

Certificate of Designation of Series B Preferred Stock

Effective May 3, 2018, the Company’s Board of Directors authorized and designated 75 shares of the Company’s Preferred Stock as Series B Preferred Stock. Each share of the Series B Preferred Stock is entitled to a liquidation preference of $1,000 per share and is convertible into 1,000 shares of the Company’s common stock. The holders of a majority of the Series B Preferred Stock are entitled to elect up to three (3) directors to the Company’s board of directors and any annual or special meeting and have preferential rights in regard to the election of Series B directors. In all other voting matters, the holders of Series B Preferred Stock are entitled to cast 1,000 votes per share. The foregoing is a summary only. Please refer to the Certificate of Designation of Series B Preferred Stock attached as Exhibit 3.4 to this Report for the complete text of the certificate of designation.

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

All adjustments necessary for a fair statement of the results for the interim periods have been made, and all adjustments are of normal recurring nature.

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

Employees

We presently have no employees apart from our officers and directors. Our officers and directors devote about 20 hours per week to our affairs

RESULTS OF OPERATIONS

For the Three Month Period Ended March 31, 2018 Compared to Three Month Period Ended March 31, 2017

Revenue

During the three months ended March 31, 2018, the Company earned $0 in revenues compared to the three month’s ended March 31, 2017, when the Company earned $1,154 in revenue. The decline in revenues is due the Companies inability to sign new customers.

Cost of Revenue

During the three months ended March 31, 2018, the Company’s cost of revenue was $0 compared to the three month’s ended March 31, 2017, when the Company’s cost of revenue was also $0. Generally, cost of revenue consists of developmental fees paid to third parties that assist in the development of the Company’s apps.

Operating Expenses

During the three month period ended March 31, 2018, we incurred general and administrative expenses of $19,473 compared to $7,055 during the three month period ended March 31, 2017. General and administrative expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal, accounting, and marketing expenses. The increase in general and administrative cost of $12,418 is due to new fees for the new management and increased attorney fees. During the three month period ended March 31, 2018, we incurred interest expenses of $1,916 compared to $0 during the three month period ended March 31, 2017. The increase in interest expense of $1,916 is due to a new note issued by the Company and monies advanced by a shareholder.

Net loss

Our net loss for the three month period ended March 31, 2018 was $21,389 compared to $5,901 during the Three month period ended March 31, 2017 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As at March 31, 2018 our current assets were $481,999 compared to $1,887 in current assets at December 31, 2017. As at March 31, 2018, our current liabilities were $52,206 compared to $50,705 as of December 31, 2017.

Stockholder’s deficit was $70,207 as of March 31, 2018 compared to $48,818 as of December 31, 2017.

Cash Flows from Operating Activities

For the three month period ended March 31, 2018, net cash flows used in operating activities were $29,888 compared to net cash used in operating activities of $1,131 for the three months ending March 31, 2017.

Cash Flows from Investing Activities

There were no cash flows used or provided by investing activities during the three month period ended March 31, 2018 or 2017.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the Three months ended March 31, 2018 were $500,000 and consisted of proceeds from a convertible note compared to cash used by financing activities of $1,149 for the three months ended March 31, 2017, which consisted of net proceeds from related party loans.

PLAN OF OPERATION AND FUNDING

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

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management has concluded that our internal control over financial reporting was not effective as of March 31, 2018, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Steps that the Company believes it must undertake is to retain a consulting firm to, among other things, design and implement adequate systems of accounting and financial statement disclosure controls during the current fiscal year to comply with the requirements of the SEC. We believe that the ultimate success of our plan to improve our disclosure controls and procedures will require a combination of additional financial resources, outside consulting services, legal advice, additional personnel, further reallocation of responsibility among various persons, and substantial additional training of those of our officers, personnel and others, including certain of our directors such as our committee chairs, who are charged with implementing and/or carrying out our plan.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as required in Rule 13a-15(b). We are conducting an evaluation to design and implement adequate systems of accounting and financial statement disclosure controls. We expect to complete this review during 2018 to comply with the requirement of the SEC. We believe that the ultimate success of our plan to improve our internal control over financial reporting will require a combination of additional financial resources, outside consulting services, legal advice, additional personnel, further reallocation of responsibility among various persons, and substantial additional training of our officers, personnel and others, including certain of our directors such as our Chairman of the Board and Chief Financial Officer, who are charged with implementing and/or carrying out our plan. It should also be noted that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Changes in Internal Control

There have not been any changes in our internal control over financial reporting during the three month period ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

ITEM 1A. RISK FACTORS

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the three month period ended March 31, 2018.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three month period ended March 31, 2018.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits	Exhibit #	Incorporated by Reference (Form Type)	Filing Date	Filed with This Report

Certificate of Incorporation, as filed with the Delaware Secretary of State on March 25, 2013.	3.1	10-K	3/30/2017

Amended and Restated Certificate of Incorporation of TYG Solutions Corp., as filed with the Delaware Secretary of State on May 1, 2018.	3.2	8-K (A/1)	5/25/2018

Certificate of Designation of Series A Preferred Stock of TYG Solutions Corp. as filed with the Delaware Secretary of State on May 3, 2018.	3.3	8-K (A/1)	5/25/2018

Certificate of Designation of Series B Preferred Stock of TYG Solutions Corp. as filed with the Delaware Secretary of State on May 3, 2018.	3.4	8-K (A/1)	5/25/2018

Bylaws of TYG Solutions, Inc.	3.5	10-K	3/30/2017

Amended and Restated Bylaws of TYG Solution Corp.	3.6	8-K (A/1)	5/25/2018

Convertible Note dated February 16, 2018	4.1	10-K	6/14/2018

Convertible Note Purchase Agreement dated February 16, 2018	4.2	10-K	6/14/2018

Application Development Agreement Dated June 1, 2014	10.1	S-1/A	6/22/2016

Application Development Agreement Dated February 16, 2016	10.2	S-1/A	6/22/2016

Application Development Agreement Dated February 20, 2016	10.3	S-1/A	6/22/2016

Application Development Agreement Dated February 24, 2016	10.4	S-1/A	6/22/2016

Application Development Agreement Dated November 19, 2016	10.5	S-1/A	6/22/2016

Application Development Agreement Dated December 15, 2016	10.6	S-1/A	6/22/2016

Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1			X

Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1			X

XBRL Instance Document	101.INS			X

XBRL Taxonomy Extension Schema Document	101.SCH			X

XBRL Taxonomy Extension Calculation Linkbase Document	101.CAL			X

XBRL Taxonomy Extension Definition Linkbase Document	101.DEF			X

XBRL Taxonomy Extension Label Linkbase Document	101.LAB			X

XBRL Taxonomy Extension Presentation Linkbase Document	101.PRE			X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant cause this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 23, 2018

/s/ Robert T. Malasek

Robert T. Malasek

Chief Executive Officer

(Principal Executive Officer)

Chief Financial Officer

(Principal Accounting Officer)