Form 10-Q
period 2018-06-30
TYG Solutions Corp.
filed 2018-07-24
CIK 1615999

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of June 31, 2018
Common Stock, $0.0001	9,530,000

TYG SOLUTIONS CORP.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TYG SOLUTIONS CORP.
Condensed Balance Sheets

	June 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS

Current Assets:
Cash	$297,646	$1,757
Receivable related party	-	130
Due from related party	142,500	-
Total current assets	440,146	1,887

Total assets	$440,146	$1,887

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Loan payable - related party	$25,822	$25,822
Due to related parties	27,305	18,768
Accounts payable	495	1,115
Other current liabilities	5,000	5,000
Interest payable- realted party	5,559	-
Total current liabilities	64,181	50,705

Current Liabilities:
Note payable - related party	$500,000	$-
Total liabilities	564,181	50,705

Stockholders' Deficit:
Common stock, 200,000,000 shares authorized, par value $0.0001,
9,530,000 shares issued and outstanding	953	953
Additional paid in capital	34,797	34,797
Accumulated deficit	(159,785)	(84,568)
Total stockholders' deficit	(124,035)	(48,818)

Total liabilities and stockholders' deficit	$440,146	$1,887

The accompanying notes are an integral part of these financial statements.

TYG SOLUTIONS CORP.
Condensed Statements of Operations
(Unaudited)

	For The Three	For The Three	For The Six	For The Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017

Revenue	$-	$-	$-	$1,154
Cost of revenues	-	-	-	-
Gross profit	-	-	-	1,154

General and Administrative expenses	50,035	4,155	69,508	9,710
Total operating expense	50,035	4,155	69,508	9,710

Operating profit (loss)	(50,035)	(4,155)	(69,508)	(8,556)

Other expense
Interest expense	3,792	-	5,708	-
Total Other expense	3,792	-	5,708	-

Profit (loss) before income taxes	(53,827)	(4,155)	(75,216)	(8,556)

Provision for Income Taxes	-	-	-	-

Net profit (loss)	$(53,827)	$(4,155)	$(75,216)	$(8,556)

Basic and Diluted
Earnings (Loss) Per Common Share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Number of
Common Shares Outstanding	9,530,000	9,530,000	9,530,000	9,530,000

The accompanying notes are an integral part of these financial statements.

TYG SOLUTIONS CORP.
Condensed Statements of Cash Flows
(Unaudited)

	For The Six	For The Six
	Months Ended	Months Ended
	June 30,	June 30,
	2018	2017

OPERATING ACTIVITIES:
Net profit/(loss)	$(75,216)	$(8,556)
Adjustments to reconcile net loss to cash used
in operating activities:
Decrease (increase) in accounts receivable	-	10,000
Decrease (increase) in receivable related parties	130	-
Increase (decrease) in accounts payable	(620)	(11,818)
Increase (decrease) in accrued interest expense	5,559	-
Net cash used in operating activities	(70,147)	(10,374)

INVESTING ACTIVITIES
Loans receivable	(142,500)	-
Cash used by investing activites	(142,500)	-

FINANCING ACTIVITIES:
Proceeds from related party loans	8,536	10,376
Proceeds from loans payable	500,000	-
Cash provided by (used by) financing activities	508,536	10,376

Net change in cash	295,889	2

Cash, Beginning of Period	1,757	28

Cash, End of Period	$297,646	$30

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

TYG SOLUTIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2018

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

June 30, 2018

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

The Company recognizes penalties and interest associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the balance sheet. The Company had no accrued penalties and interest as of June 30, 2018 or December 31, 2017.

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

NOTE 3. INCOME TAXES

There is no current or deferred income tax expense or benefit allocated to continuing operations for the three-month periods ended June 30, 2018 and 2017.

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. As of June 30, 2018 and December 31, 2017, applying the statutory income tax rate the Company had deferred tax assets of approximately $54,327 and $28,753 related to net operating losses, respectively. A valuation allowance was recorded against the tax assets to reduce the carrying value to zero.

As of June 30, 2018, the Company had net operating loss carry-forwards totaling approximately $159,785 which will begin expiring in 2037.

The Company has no uncertain tax positions that require the Company to record a liability.

TYG SOLUTIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2018

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

NOTE 6 – RELATED PARTY LOANS AND TRANSACTIONS

As of June 30, 2018 and December 31, 2017, loans and advances from related parties amounted to $25,822 and $25,822, respectively. The loans represent working capital advances from shareholders, are unsecured, interest bearing 0.5%, and matures on March 31, 2020 and grant a security interest in the Company’s assets as collateral.

As of June 30, 2018 and December 31, 2017, due to related parties amounted to $27,305 and $18,768, respectively. The amounts due related parties represent working capital advances and fees for work performed by officers and shareholders, are unsecured, non interest bearing and are due upon demand.

On February 16, 2018 the Company issued a convertible note to a shareholder, face value $500,000, in exchange for $500,000 in cash. The Note is unsecured, bears interest at the rate of 3% per annum and matures on February 16, 2030. The Note is convertible into common stock of the Company at $0.10 per share at any time at the option of the holder, subject to a 4.9% blocking provision which prohibits the holder from converting into common stock of the Company if such conversion results in the holder owning greater than 4.9% of the outstanding common stock of the Company after giving effect to the conversion.

As of June 30, 2018 and December 31, 2017, due from related parties amounted to $142,500 and $0, respectively. The amounts due from related parties represent working capital advances, are unsecured, non-interest bearing and are due upon demand.

TYG SOLUTIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2018

NOTE 7. SUBSEQUENT EVENTS

Management has evaluated all subsequent events through the date the financials were issued. There are no subsequent events to report.

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

On May 1, 2018, the Company’s Certificate of Incorporation was amended and restated to: (i) increase the total stock the Company is authorized to issue to 205,000,000 shares consisting of (a) 200,000,000 shares of Common stock, $0.0001 par value per share (“Common Stock”), and (b) 5,000,000 shares of Preferred stock, $0.0001 par value per share (“Preferred Stock”); (ii) authorize the directors of the Company to designate the shares and series of the Preferred Stock; (iii) provide indemnification for representatives of the Company; and (iv) in the event that any stockholder owns more than 5% of any class of equity security of the Company, require the approval of 75% of the voting securities of the Company for any proposed merger, consolidation or sale of substantially all of the assets of the Company.

On May 2, 2018, the Company’s Bylaws were amended and restated to amend the Company’s stockholder voting procedures, increase the size of the Company’s Board of Directors from two members to seven directors comprised of up to four Series A Directors and up to three Series B Directors, provide, provide greater indemnification by the Company of its officers, directors and employees, and define procedures for any future amendments to the Company’s Bylaws.

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

Employees

We presently have no employees apart from our officers and directors. Our officers and directors devote about 20 hours per week to our affairs

RESULTS OF OPERATIONS

For the Three Month Period Ended June 30, 2018 Compared to Three Month Period Ended June 30, 2017

Revenue

During the three months ended June 30, 2018, the Company earned $0 in revenues compared to the three month’s ended June 30, 2017, when the Company also earned $0 in revenue. The decline in revenues is due the Companies inability to sign new customers.

Cost of Revenue

During the three months ended June 30, 2018, the Company’s cost of revenue was $0 compared to the three month’s ended June 30, 2017, when the Company’s cost of revenue was also $0. Generally, cost of revenue consists of developmental fees paid to third parties that assist in the development of the Company’s apps.

Operating Expenses

During the three month period ended June 30, 2018, we incurred general and administrative expenses of $50,035 compared to $4,155 during the three month period ended June 30, 2017. General and administrative expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal, accounting, and marketing expenses. The increase in general and administrative cost of $45,880 is due to new fees for the new management and increased attorney fees. During the three month period ended June 30, 2018, we incurred interest expenses of $3,792 compared to $0 during the three month period ended June 30, 2017. The increase in interest expense of $3,792 is due to a new note issued by the Company and monies advanced by a shareholder.

Net loss

Our net loss for the three month period ended June 30, 2018 was $53,827 compared to $4,155 during the Three month period ended June 30, 2017 due to the factors discussed above.

For the Six Month Period Ended June 30, 2018 Compared to Six Month Period Ended June 30, 2017

Revenue

During the six months ended June 30, 2018, the Company earned $0 in revenues compared to the six month’s ended June 30, 2017, when the Company earned $1,154 in revenue. The decline in revenues is due the Companies inability to sign new customers.

Cost of Revenue

During the six months ended June 30, 2018, the Company’s cost of revenue was $0 compared to the six month’s ended June 30, 2017, when the Company’s cost of revenue was also $0. Generally, cost of revenue consists of developmental fees paid to third parties that assist in the development of the Company’s apps.

Operating Expenses

During the six month period ended June 30, 2018, we incurred general and administrative expenses of $69,508 compared to $9,710 during the six month period ended June 30, 2017. General and administrative expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal, accounting, and marketing expenses. The increase in general and administrative cost of $59,798 is due to new fees for the new management and increased attorney fees. During the six month period ended June 30, 2018, we incurred interest expenses of $5,708 compared to $0 during the six month period ended June 30, 2017. The increase in interest expense of $5,708 is due to a new note issued by the Company and monies advanced by a shareholder.

Net loss

Our net loss for the six month period ended June 30, 2018 was $75,216 compared to $8,556 during the six month period ended June 30, 2017 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As at June 30, 2018 our current assets were $440,146 compared to $1,887 in current assets at December 31, 2017. As at June 30, 2018, our current liabilities were $64,181 compared to $50,705 as of December 31, 2017.

Stockholder’s deficit was $124,035 as of June 30, 2018 compared to $48,818 as of December 31, 2017.

Cash Flows from Operating Activities

For the six month period ended June 30, 2018, net cash flows used in operating activities were $70,147 compared to net cash used in operating activities of $10,374 for the six months ending June 30, 2017.

Cash Flows from Investing Activities

For the six month period ended June 30, 2018, net cash flows used in investing activities were $142,500 compared to net cash used in operating activities of $0 for the six months ending June 30, 2017.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the six months ended June 30, 2018 were $508,536 and consisted of proceeds from a convertible note and related party loans compared to cash used by financing activities of $10,376 for the six months ended June 30, 2017, which consisted of net proceeds from related party loans.

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

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management has concluded that our internal control over financial reporting was not effective as of June 30, 2018, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Steps that the Company believes it must undertake is to retain a consulting firm to, among other things, design and implement adequate systems of accounting and financial statement disclosure controls during the current fiscal year to comply with the requirements of the SEC. We believe that the ultimate success of our plan to improve our disclosure controls and procedures will require a combination of additional financial resources, outside consulting services, legal advice, additional personnel, further reallocation of responsibility among various persons, and substantial additional training of those of our officers, personnel and others, including certain of our directors such as our committee chairs, who are charged with implementing and/or carrying out our plan.

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

Changes in Internal Control

There have not been any changes in our internal control over financial reporting during the three month period ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the three month period ended June 30, 2018.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three month period ended June 30, 2018.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits	Exhibit #	Incorporated by Reference (Form Type)	Filing Date	Filed with This Report

Certificate of Incorporation, as filed with the Delaware Secretary of State on March 25, 2013.	3.1	10-K	3/30/2017

Amended and Restated Certificate of Incorporation of TYG Solutions Corp., as filed with the Delaware Secretary of State on May 1, 2018.	3.2	8-K (A/1)	5/25/2018

Certificate of Designation of Series A Preferred Stock of TYG Solutions Corp. as filed with the Delaware Secretary of State on May 3, 2018.	3.3	8-K (A/1)	5/25/2018

Certificate of Designation of Series B Preferred Stock of TYG Solutions Corp. as filed with the Delaware Secretary of State on May 3, 2018.	3.4	8-K (A/1)	5/25/2018

Bylaws of TYG Solutions, Inc.	3.5	10-K	3/30/2017

Amended and Restated Bylaws of TYG Solution Corp.	3.6	8-K (A/1)	5/25/2018

Convertible Note dated February 16, 2018	4.1	10-K

Convertible Note Purchase Agreement dated February 16, 2018	4.2	10-K

Application Development Agreement Dated June 1, 2014	10.1	S-1/A	6/22/2016

Application Development Agreement Dated February 16, 2016	10.2	S-1/A	6/22/2016

Application Development Agreement Dated February 20, 2016	10.3	S-1/A	6/22/2016

Application Development Agreement Dated February 24, 2016	10.4	S-1/A	6/22/2016

Application Development Agreement Dated November 19, 2016	10.5	S-1/A	6/22/2016

Application Development Agreement Dated December 15, 2016	10.6	S-1/A	6/22/2016

Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1			X

Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1			X

XBRL Instance Document	101.INS			X

XBRL Taxonomy Extension Schema Document	101.SCH			X

XBRL Taxonomy Extension Calculation Linkbase Document	101.CAL			X

XBRL Taxonomy Extension Definition Linkbase Document	101.DEF			X

XBRL Taxonomy Extension Label Linkbase Document	101.LAB			X

XBRL Taxonomy Extension Presentation Linkbase Document	101.PRE			X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant cause this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 23, 2018

/s/ Robert T. Malasek

Robert T. Malasek

Chief Executive Officer

(Principal Executive Officer)

Chief Financial Officer

(Principal Accounting Officer)