Form 10-Q/A
period 2018-06-30
TYG Solutions Corp.
filed 2018-07-27
CIK 1615999

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of June 30, 2018
Common Stock, $0.0001	9,530,000

Explanatory Note

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Form 10-Q”) of TYG Solutions Corp. for the quarterly period ended June 30, 2018, filed with the Securities and Exchange Commission on July 24, 2018, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to the Form 10-Q provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibits	Exhibit #	Incorporated by Reference (Form Type)	Filing Date	Filed with This Report

Certificate of Incorporation, as filed with the Delaware Secretary of State on March 25, 2013.	3.1	10-K	3/30/2017

Amended and Restated Certificate of Incorporation of TYG Solutions Corp., as filed with the Delaware Secretary of State on May 1, 2018.	3.2	8-K (A/1)	5/25/2018

Certificate of Designation of Series A Preferred Stock of TYG Solutions Corp. as filed with the Delaware Secretary of State on May 3, 2018.	3.3	8-K (A/1)	5/25/2018

Certificate of Designation of Series B Preferred Stock of TYG Solutions Corp. as filed with the Delaware Secretary of State on May 3, 2018.	3.4	8-K (A/1)	5/25/2018

Bylaws of TYG Solutions, Inc.	3.5	10-K	3/30/2017

Amended and Restated Bylaws of TYG Solution Corp.	3.6	8-K (A/1)	5/25/2018

Convertible Note dated February 16, 2018	4.1	10-K	7/24/2018

Convertible Note Purchase Agreement dated February 16, 2018	4.2	10-K	7/24/2018

Application Development Agreement Dated June 1, 2014	10.1	S-1/A	6/22/2016

Application Development Agreement Dated February 16, 2016	10.2	S-1/A	6/22/2016

Application Development Agreement Dated February 20, 2016	10.3	S-1/A	6/22/2016

Application Development Agreement Dated February 24, 2016	10.4	S-1/A	6/22/2016

Application Development Agreement Dated November 19, 2016	10.5	S-1/A	6/22/2016

Application Development Agreement Dated December 15, 2016	10.6	S-1/A	6/22/2016

Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1			X

Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1			X

XBRL Instance Document	101.INS			X
XBRL Taxonomy Extension Schema Document	101.SCH			X
XBRL Taxonomy Extension Calculation Linkbase Document	101.CAL			X
XBRL Taxonomy Extension Definition Linkbase Document	101.DEF			X
XBRL Taxonomy Extension Label Linkbase Document	101.LAB			X
XBRL Taxonomy Extension Presentation Linkbase Document	101.PRE			X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant cause this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 26, 2018

/s/ Robert T. Malasek

Robert T. Malasek

Chief Executive Officer

(Principal Executive Officer)

Chief Financial Officer

(Principal Accounting Officer)