Form 10-Q
period 2018-09-30
Kannalife Inc
filed 2018-11-14
CIK 1615999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ________________

Commission File Number: 000-55657

Kannalife, Inc.

(formerly known as TYG Solutions Corp.)

(Exact Name of Registrant as Specified in its Charter)

Delaware	46-2645343
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3805 Old Easton Road

Doylestown, PA 18902

(Address of principal executive offices including Zip Code

(858) 883-2642

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ] No [X]

As of November 8, 2018, the registrant had 69,854,141 shares of common stock (par value $0.0001) outstanding.

Table of Contents

PART I. FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

KANNALIFE, INC.
(FORMERLY KNOWN AS TYG SOLUTIONS CORP.)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2018	December 31, 2017
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$229,033	$4,326
Marketable security (available for sale)	3,742,500	-
Other receivables	20,051	400
Due from related parties, net	65,326	-
Total Current Assets	4,056,910	4,726

Investment	-	256,359
Security deposits	17,121	15,000
Deferred tax asset	-	772,000
TOTAL ASSETS	$4,074,031	$1,048,085

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$165,147	$453,632
Payroll and related liabilities	246,586	239,924
Notes payable - related party	612,500	367,500
Loan payable - related party	16,173	-
Total Current Liabilities	1,040,406	1,061,056

LONG TERM LIABILITIES:
Payroll and related liabilities - long term	-	2,812,810
Loan payable - related party - long term	25,822	-
Convertible notes payable - long term	-	185,000
Convertible notes payable - related party - long term	500,000	288,981
Total Long Term Liabilities	525,822	3,286,791

TOTAL LIABILITIES	1,566,228	4,347,847

STOCKHOLDERS' EQUITY (DEFICIENCY):
Preferred stock, $0.0001 par value, 5,000,000 shares authorized
Series A preferred stock, 75 shares designated, 75 and zero issued and outstanding, respectively	-	-
Series B preferred stock, 75 shares designated, 75 and zero issued and outstanding, respectively	-	-
Common stock, $0.0001 par value, 200,000,000 authorized, 69,854,141 and 53,281,932 issued and outstanding, respectively	6,985	5,328
Additional paid-in capital	6,379,235	2,683,776
Accumulated deficit	(3,876,145)	(5,988,866)
Non-controlling interest	(2,272)	-
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	2,507,803	(3,299,762)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$4,074,031	$1,048,085

KANNALIFE, INC.
(FORMERLY KNOWN AS TYG SOLUTIONS CORP.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
NET REVENUES:
Grant Revenue	$38,101	$-	$104,965	$-
TOTAL NET REVENUES	38,101	-	104,965	-

OPERATING EXPENSES:
Research and development	67,059	2,000	125,696	4,000
General and administrative	349,782	310,732	537,217	920,470
TOTAL OPERATING EXPENSES	416,841	312,732	662,913	924,470

LOSS FROM OPERATIONS	(378,740)	(312,732)	(557,948)	(924,470)

OTHER (EXPENSE) INCOME:
Interest income (expense), net	(6,962)	(21,268)	(15,112)	(64,682)
Other (expense) income, net	-	-	31,183	1,044
Loss on conversion	-	-	(61,815)	-
Realized gain on investment	-	-	3,901,974	-
Unrealized loss on marketable security	(415,833)	-	(415,833)	-
TOTAL OTHER (EXPENSE) INCOME	(422,795)	(21,268)	3,440,397	(63,638)

NET INCOME (LOSS) BEFORE INCOME TAX	$(801,535)	$(334,000)	$2,882,449	$(988,108)

Income tax expense (benefit)	-	-	772,000	-

NET INCOME (LOSS)	$(801,535)	$(334,000)	$2,110,449	$(988,108)

Net income (loss) attributable to noncontrolling interests	(2,272)	-	(2,272)	-

Net income (loss) attributable to Kannalife, Inc.	$(799,263)	$(334,000)	$2,112,721	$(988,108)

Income (Loss) attributable to Kannalife, Inc. per common share - basic	$(0.01)	$(0.01)	$0.03	$(0.02)
Income (Loss) attributable to Kannalife, Inc. per common share - diluted	$(0.01)	$(0.01)	$0.03	$(0.02)

Weighted average common shares outstanding - basic	67,264,467	60,324,141	62,585,619	53,281,932
Weighted average common shares outstanding - diluted	67,264,467	60,324,141	67,828,952	53,281,932

KANNALIFE, INC.
(FORMERLY KNOWN AS TYG SOLUTIONS CORP.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,110,449	$(988,108)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Issuance of stock options for services	-	1,679
Loss on issuance of stock for conversion of notes payable and accrued salaries	61,815	-
Realized gain on marketable security	(3,901,974)	-
Unrealized loss on marketable security	415,833	-
Amortization of debt discount	-	12,721
Issuance of options for services	7,558	-
Provision for deferred income taxes	772,000	-
Changes in operating assets and liabilities:
Due from related parties, net	(65,326)	-
Security deposits	(2,121)	-
Other receivables	(19,651)	-
Accounts payable and accrued expenses	(148,192)	(16,137)
Payroll and related liabilities	6,662	750,702

NET CASH USED IN OPERATING ACTIVITIES	(762,947)	(239,143)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received upon acquisition	289,654	-

NET CASH PROVIDED BY INVESTING ACTIVITIES	289,654	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series A Preferred stock	75,000	-
Proceeds from issuance of Series B Preferred stock	75,000	-
Proceeds from issuance of common stock	203,000	-
Proceeds from notes payable	345,000	205,000
Proceeds from convertible notes payable - related party	-	20,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	698,000	225,000

Net increase (decrease) in cash	224,707	(14,143)

Cash and cash equivalents, beginning of period	4,326	33,014

Cash and cash equivalents, end of period	$229,033	$18,871

NON-CASH ACTIVITIES:
Issuance of common stock for conversion of notes payable and accrued interest	$236,104	$-
Issuance of common stock for conversion of notes payable and accrued interest - related party	$356,176	$-
Issuance of common stock for conversion of accrued salaries	$2,812,810	$-
Net liabilities assumed from reverse acquisition	$130,346	$-

KANNALIFE, INC.

(FORMERLY KNOWN AS TYG SOLUTIONS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Kannalife, Inc. (the “Company”) was incorporated under the laws of the state of Delaware on March 25, 2013 under the name TYG Solutions Corp. The Company consummated a share exchange transaction on July 25, 2018 with Kannalife Sciences, Inc. (“Kannalife”), a privately held Delaware corporation formed in 2010, the accounting acquirer. Upon completion of the share exchange transaction, Kannalife is treated as the surviving entity and accounting acquirer although the Company was the legal acquirer. Accordingly, the Company’s historical financial statements are those of Kannalife the surviving entity and accounting acquirer. All references that refer to (the “Company” or “we” or “us” or “our”) are Kannalife, unless otherwise differentiated. Kannalife is a phytomedical/pharmaceutical company that specializes in the research and development of synthetic molecules and therapeutic products derived from botanical sources, including the cannabis taxa.

Share Exchange and Corporate Restructuring

On July 25, 2018, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Kannalife Sciences, Inc., a Delaware corporation (“Kannalife”) and certain stockholders of Kannalife (the “Kannalife Stockholders”).

Pursuant to the terms of the Share Exchange Agreement, the Company acquired approximately 99.7% of the issued and outstanding shares of Kannalife by means of a share exchange with the Kannalife Stockholders in exchange for 60,324,141 newly issued shares of the common stock of the Company (the “Share Exchange”), which increased the Company's issued and outstanding shares of common stock to 69,854,141. As a result of the Share Exchange, Kannalife became a 99.7% owned subsidiary of the Company, which on a going forward basis will result in consolidated financial reporting by the Company to include the results of Kannalife. The initial closing of the Share Exchange occurred concurrently with entry into the Share Exchange Agreement (the “Initial Closing”). After the Initial Closing and for a period of no more than 120 days thereafter, unless extended in the sole discretion of the Company, the Company may issue, on the same terms and conditions as those contained in the Share Exchange Agreement, additional shares of the common stock of the Company to Kannalife Stockholders that did not participate in the Initial Closing, provided that each additional Kannalife Stockholder becomes a party to the transaction documents (the “Additional Closing”).

The Share Exchange has been accounted for as a reverse acquisition of the Company by Kannalife but in substance as a capital transaction, rather than a business combination since the Company had nominal operations and assets prior to and as of the closing of the Share Exchange. The former stockholders of Kannalife represent a significant constituency of the Company’s voting power immediately following the Share Exchange and Kannalife’s management has assumed operational, financial and governance control. The transaction is deemed a reverse recapitalization and the accounting is similar to that resulting from a reverse acquisition, except that no goodwill or other intangible assets should be recorded. For accounting purposes, Kannalife is treated as the surviving entity and accounting acquirer although the Company was the legal acquirer. Accordingly, the Company’s historical financial statements are those of Kannalife.

All references to common stock, share and per share amounts have been retroactively restated to reflect the reverse recapitalization as if the transaction had taken place as of the beginning of the earliest period presented.

Company assets and liabilities pre-acquisition:

Cash and cash equivalents	289,654
Note receivable	142,500
Total assets	432,154

Accounts payable and accrued expenses	20,505
Loan payable - related party - long term	41,995
Convertible notes payable - related party	500,000
Total liabilities	562,500
Total liabilities assumed	(130,346)

KANNALIFE, INC.

(FORMERLY KNOWN AS TYG SOLUTIONS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS (CONTINUED)

The following summarized unaudited consolidated pro forma information shows the results of operations of the Company had the reverse acquisition occurred on January 1, 2018 and 2017, respectively:

	Pro Forma (Unaudited) nine months ended September 30,
	2018	2017
Total revenues	$104,965	$6,154
Net income (loss)	$2,028,921	$(995,719)
Net income (loss) per common share, basic	$0.03	$(0.02)
Net income (loss) per common share, diluted	$0.03	$(0.02)

The summarized unaudited consolidated pro forma results are not necessarily indicative of results which would have occurred if the acquisition had been in effect for the periods presented. Further, the summarized unaudited consolidated pro forma results are not intended to be a projection of future results.

Name Change

On November 9, 2018, the Company filed an amendment to its certificate of incorporation with the Delaware Secretary of State to change its name to Kannalife, Inc. The Company has concurrently submitted a request to FINRA for approval of the name change as well as a ticker symbol change and is awaiting approval.

Unaudited Interim Financial Information

We have prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of our balance sheets, operating results, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for 2018 due to seasonal and other factors. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies used in the preparation of the consolidated financial statements are as follows:

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP.

Principles of Consolidation

The Company evaluates the need to consolidate affiliates based on standards set forth in ASC 810 Consolidation (“ASC 810”).

The consolidated financial statements include the accounts of the Company and its majority owned subsidiary, Kannalife. The non-controlling interest in Kannalife represents the 0.03% equity interest held by the original shareholders of Kannalife before the share exchange. All significant consolidated transactions and balances have been eliminated in consolidation.

KANNALIFE, INC.

(FORMERLY KNOWN AS TYG SOLUTIONS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Noncontrolling Interests

The Company accounts for its less than 100% interests in Kannalife in accordance with ASC Topic 810, Consolidation, and accordingly the Company presents noncontrolling interests as a component of equity on its consolidated balance sheet and reports the noncontrolling interest’s share of Kannalife’s net loss attributable to noncontrolling interests in the consolidated statement of operations.

Development Stage Company

The Company is a development stage company as defined by section 915-10-20 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Although the Company has recognized some nominal amount of revenue since inception, the Company is still devoting substantially all of its efforts on establishing the business and, therefore, still qualifies as a development stage company. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

Use of Estimates

The preparation of consolidated financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates. Significant matters requiring the use of estimates and assumptions include, but are not necessarily limited to, establishing the fair value of marketable securities and periodically evaluating marketable securities for potential impairment, fair value of the Company’s stock, stock based compensation, and valuation allowance relating to the Company’s deferred tax assets. Management believes that its estimates and assumptions are reasonable, based on information that is available at the time they are made.

Cash and Cash Equivalents

Our cash and cash equivalents include short-term, highly liquid investments with original maturities of three months or less when purchased. At times throughout the year, the Company may maintain bank balances that could exceed Federal Deposit Insurance Corporation insured limits. The Company maintains its cash deposit accounts with high credit quality financial institutions, and therefore believes that its loss exposure is minimal.

Revenue Recognition

The FASB issued Accounting Standards Update (“ASU”) No. 2014-09, codified as ASC 606: Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The Company adopted ASC 606 effective January 1, 2018 using modified retrospective basis and the cumulative effect was immaterial to the consolidated financial statements.

Revenue consists of research funding from the Company’s National Institute of Health (“NIH”) Grant. Grant revenue is recognized when qualifying costs are incurred and there is reasonable assurance that the conditions of the award have been met for collection. Proceeds received prior to the costs being incurred or the conditions of the award being met are recognized as deferred revenue until the services are performed and the conditions of the award are met.

KANNALIFE, INC.

(FORMERLY KNOWN AS TYG SOLUTIONS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Equity Investments

Effective January 1, 2018 with the adoption of ASU 2016-01, our accounting treatment for equity investments differs for those with and without readily determinable fair values. Equity investments with readily determinable fair values are recorded at fair value with changes in fair value recorded in “Unrealized Gain/Loss On Investments.” For equity investments without readily determinable fair values we have elected the “measurement alternative,” and therefore carry these investments at cost, less impairment (if any), plus or minus changes in observable prices. On a quarterly basis, we review our equity investments without readily determinable fair values for impairment. We consider a number of qualitative factors such as whether there is a significant deterioration in earnings performance, credit rating, asset quality, or business prospects of the investee in determining if impairment exists. If the investment is considered impaired, an impairment loss equal to the amount by which the carrying value exceeds its fair value is recorded through a charge to earnings. The impairment loss may be reversed in a subsequent period if there are observable transactions for the identical or similar investment of the same issuer at a higher amount than the carrying amount that was established when the impairment was recognized. Impairment as well as upward or downward adjustments resulting from observable price changes in orderly transactions for identical or similar investments are included in “Income - other.”

Realized gains or losses resulting from the sale of equity investments are calculated using the specific identification method and are included in “Other (expense) Income, net."

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, Income Taxes (“ASC 740”). Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

Preferred Stock

The Company applies the guidance enumerated in FASB ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), when determining the classification and measurement of preferred stock. Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. The Company classifies conditionally redeemable preferred shares (if any), which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. At all other times, the Company classifies its preferred shares in stockholders’ equity. The Company’s preferred shares do not feature any redemption rights within the holders’ control or conditional redemption features not within the Company’s sole control as of September 30, 2018 and December 31, 2017. Accordingly, all issuances of preferred stock are presented as a component of stockholders’ equity.

KANNALIFE, INC.

(FORMERLY KNOWN AS TYG SOLUTIONS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in convertible instruments in accordance with ASC Topic 815, Derivatives and Hedging Activities (“ASC 815”).

Applicable U.S. GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria includes circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

The Company accounts for convertible instruments (when the Company has determined that the embedded conversion options should not be bifurcated from their host instruments) as follows. The Company records, when necessary, deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the transaction and the effective conversion price embedded in the preferred shares.

Stock Based Compensation

The Company accounts for share-based compensation in accordance with the fair value recognition provision of FASB ASC 718, Compensation – Stock Compensation (“ASC 718”), prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the consolidated financial statements based on the estimated grant date fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505, Equity–based Payments to Non-Employees (“ASC 505”). Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Net Income (Loss) per Share

Basic net loss per share is calculated by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing income for the period by the weighted-average number of common shares outstanding during the period, increased by potentially dilutive common shares ("dilutive securities") that were outstanding during the period. Dilutive securities include stock options and warrants granted, convertible debt, and convertible preferred stock. In accordance with ASC 260, “Earnings Per Share”, the following table reconciles basic shares outstanding to fully diluted shares outstanding for the nine months ended September 30, 2018:

September 30, 2018
Weighted average number of common shares outstanding - Basic	62,585,619
Potentially dilutive common stock equivalents	5,243,333
Weighted average number of common and equivalent shares outstanding-Diluted	67,828,952

KANNALIFE, INC.

(FORMERLY KNOWN AS TYG SOLUTIONS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Common stock equivalents are included in the diluted income per share calculation only when option exercise prices are lower than the average market price of the common shares for the period presented.

The weighted average number of common stock equivalents not included in diluted income per share, because the effects are anti-dilutive, was 5,343,333 for the three months ended September 30, 2018. The weighted average number of common stock equivalents not included in diluted income per share, because the effects are anti-dilutive, was 706,513 for three and nine months ended September 30, 2017.

Research and Development

In accordance with FASB ASC 730, Research and Development (“ASC 730”) research and development (“R&D”) costs are expensed when incurred. R&D costs include supplies, clinical trial and related clinical manufacturing costs, contract and other outside service and facilities and overhead costs. Total R&D costs for the nine months ended September 30, 2018 and 2017 were $125,696 and $4,000, respectively. Total R&D costs for the three months ended September 30, 2018 and 2017 were $67,059 and $2,000, respectively.

Recently Issued Authoritative Guidance

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“Topic 606”), which is a new comprehensive revenue recognition model that will supersede all existing revenue recognition guidance under U.S. GAAP. The standard requires a company to recognize revenue when it transfers goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted for interim and annual periods beginning after December 15, 2016. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in the ASU. We adopted this ASU in the first quarter of 2018 with no material impact to our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), requiring lessees to recognize for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (2) a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The update is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company currently anticipates that upon adoption of the new standard, ROU assets and lease liabilities will be recognized in amounts that will be immaterial to the balance sheets.

NOTE 3 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our accompanying consolidated financial statements, the Company has had a net loss from operations of $557,948 and $924,470 for the nine months ended September 30, 2018 and 2017, respectively. The net cash used in operations were $762,947 and $239,143 for the nine months ended September 30, 2018 and 2017, respectively. Additionally, the Company had an accumulated deficit of $3,876,145 at September 30, 2018, and has not yet established an adequate ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. These factors raise substantial doubt regarding the Company to continue as a going concern.

As of September 30, 2018, we had approximately $230,000 in cash and cash equivalents. Additionally, we had approximately $3,740,000 in marketable securities (available for sale). Management plans to raise additional capital through the sale of our marketable securities. We expect that between our existing cash, cash equivalents and marketable securities we will be able to sufficiently fund our operations and capital requirements for the next 18 months.

KANNALIFE, INC.

(FORMERLY KNOWN AS TYG SOLUTIONS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

NOTE 3 - GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS (CONTINUED)

The Company’s history of recurring losses, and uncertainties as to whether its operations will become profitable and generate operating cash flows raise substantial doubt about its ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – FAIR VALUE MEASUREMENTS

The Company follows FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) to measure and disclosure the fair value of its financial instruments. ASC 820 establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements and establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The three levels of fair value hierarchy defined by ASC 820 are described below:

Level 1Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3Pricing inputs that are generally unobservable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts reported in the Company’s consolidated financial statements for cash, accounts payable and accrued expenses approximate their fair value because of the immediate or short-term nature of these financial instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

The following tables presents assets that are measured and recognized at fair value as of September 30, 2018, on a recurring basis:

	September 30, 2018
	Level 1	Level 2	Level 3	Total Carrying Value
Marketable securities – Medical Marijuana, Inc.	$3,742,500	-	-	$3,742,500

KANNALIFE, INC.

(FORMERLY KNOWN AS TYG SOLUTIONS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

NOTE 5 – ACCRUED PAYROLL AND PAYROLL TAXES

Accrued payroll and payroll taxes at September 30, 2018 and December 31, 2017 consisted of the following:

	2018	2017
Payroll	$1,820	$2,812,810
Payroll taxes	244,766	239,924
Totals	$246,586	$3,052,734

As of September 30, 2018 and December 31, 2017, the Company has accrued payroll taxes in connection salaries paid and accrued to four officers of the Company.

In July of 2018, the Company entered into a new employment agreement with our CEO. The initial term of the agreement is for two years and automatically renews for successive one year terms.

In July of 2018, the Company entered into new employment agreements with three officers. The initial term of these agreements are for one year and automatically renew for successive six month terms.

See Note 12 for discussion of accrued payroll converted into common stock.

NOTE 6 – NOTES PAYABLE – RELATED PARTY

During the year ended December 31, 2017, the Company borrowed $367,500 and issued a promissory note with a maturity date of October 18, 2017. This note was later amended to extend the maturity to April 18, 2019. During the nine months ended September 30, 2018, the Company borrowed an additional $345,000 and issued a promissory note with a maturity date of April 18, 2019. These loans incur 3% interest per annum. Accrued interest related to these notes is $16,155 and $3,565 as of September 30, 2018 and December 31, 2017, respectively.

Upon the consolidation of the Company and Kannalife, $100,000 of the above-mentioned borrowings was eliminated due to it being an intercompany transaction. The total, above mentioned, notes payable due is $612,500 as of September 30, 2018.

Prior to the share exchange agreement, the Company borrowed $25,822 and issued a promissory note with a maturity date of March 31, 2020. The loans represent working capital advances from shareholders, are unsecured, interest bearing 0.5%, and grant a security interest in the Company’s assets as collateral. Accrued interest related to this note is $194 as of September 30, 2018.

As of September 30, 2018, due to related parties amounted to $16,173. The amounts due related parties represent working capital advances and fees for work performed by officers and shareholders, are unsecured, non-interest bearing and are due upon demand.

Total interest expense on notes payable, amounted to $12,591 and $1,521 for the nine months ended September 30, 2018 and 2017, respectively. Total interest expense on notes payable, amounted to $4,441 and $1,045 for the three months ended September 30, 2018 and 2017, respectively.

KANNALIFE, INC.

(FORMERLY KNOWN AS TYG SOLUTIONS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

NOTE 7 – CONVERTIBLE NOTES PAYABLE

On May 15, 2015, the Company borrowed $35,000 and issued a convertible promissory note with a maturity date of April 30, 2016. The loan incurs 10% interest per annum. This note is convertible to the Company’s common stock at a price of $1.00 per share. In addition, the Company issued 17,500 warrants to purchase common stock with an exercise price of $1.50 per share and a term of two years. These warrants were valued at $7,525 on a relative fair value basis and were recorded as a debt discount to be amortized over the term. Accrued interest related to this note is $0 and $9,196 as of September 30, 2018 and December 31, 2017, respectively.

On August 13, 2015, the Company borrowed $50,000 and issued a convertible promissory note with a maturity date of August 12, 2016. The loan incurs 10% interest per annum and increasing to 17% per annum in the event of a default. This note is convertible to the Company’s common stock at a price of $1.00 per share. In addition, the Company issued 25,000 warrants to purchase common stock with an exercise price of $1.50 per share and a term of two years. These warrants were valued at $10,751 on a relative fair value basis and were recorded as a debt discount to be amortized over the term. Accrued interest related to this note is $0 and $16,659 as of September 30, 2018 and December 31, 2017, respectively.

On November 25, 2015, the Company borrowed $100,000 and issued a convertible promissory note with a maturity date of November 24, 2016. The loan incurs 10% interest per annum and increasing to 14% per annum in the event of a default. This note is convertible to the Company’s common stock at a price of $1.00 per share. In addition, the Company issued 50,000 warrants to purchase common stock with an exercise price of $1.50 per share and a term of two years. These warrants were valued at $21,500 on a relative fair value basis and were recorded as a debt discount to be amortized over the term. Accrued interest related to this note is $0 and $25,249 as of September 30, 2018 and December 31, 2017, respectively.

Total interest expense on convertible notes payable, inclusive of amortization of debt discount of $0 and $9,378, amounted to $0 and $19,304 for the nine months ended September 30, 2018 and 2017, respectively. Total interest expense on convertible notes payable, inclusive of amortization of debt discount of $0 and $9,378, amounted to $0 and $6,411 for the three months ended September 30, 2018 and 2017, respectively.

On January 3, 2018, prior to the Share Exchange, the Company issued 563,063 shares of common stock (on a post-Share Exchange basis) for the conversion of $236,104 convertible notes payable and related accrued interest. The Company recorded a loss of $3,515 on conversion based upon the difference between the fair market value of the Company's common stock and the liabilities relieved.

NOTE 8 – CONVERTIBLE NOTES PAYABLE - RELATED PARTY

On December 27, 2014, the Company borrowed $150,000 from a stockholder and issued a convertible promissory note with a maturity date of December 31, 2015. The loan incurs 10% interest per annum and increasing to 17% per annum in the event of a default. This note is convertible to the Company’s common stock at a price of $1.00 per share. Accrued interest related to this note is $0 and $67,195 as of September 30, 2018 and December 31, 2017, respectively.

During the year ended December 31, 2015, the Company borrowed $120,000 from the Chief Executive Officer and issued convertible promissory notes that are due on demand. The loans incur 10% interest per annum. These notes are convertible to the Company’s common stock at a price of $1.00 per share.

On November 20, 2015, the Company borrowed $5,000 from the Chief Executive Officer and issued a convertible promissory note that is due on demand. The loan incurs 10% interest per annum. This note is convertible to the Company’s common stock at a price of $0.40 per share.

During the year ended December 31, 2016, the Company borrowed $15,000 from the Chief Executive Officer and issued convertible promissory notes that are due on demand. The loans incur 10% interest per annum. These notes are convertible to the Company’s common stock at a price of $0.40 per share.

KANNALIFE, INC.

(FORMERLY KNOWN AS TYG SOLUTIONS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

NOTE 8 - CONVERTIBLE NOTES PAYABLE - RELATED PARTY (CONTINUED)

During the year ended December 31, 2016, the Company borrowed $10,000 from the Chief Executive Officer and issued convertible promissory notes with a maturity date of December 31, 2016. The loans incur 10% interest per annum and increasing to 17% per annum in the event of a default. These notes are convertible to the Company’s common stock at a price of $0.40 per share.

During the year ended December 31, 2016, the Company repaid $7,191 of principal and $21,252 of accrued interest towards the outstanding notes payable.

During the year ended December 31, 2017, the Company borrowed $20,000 from the Chief Executive Officer and issued convertible promissory notes with a maturity date of December 31, 2017. The loans incur 10% interest per annum and increasing to 17% per annum in the event of a default. These notes are convertible to the Company’s common stock at a price of $0.40 per share.

During the year ended December 31, 2017, the Company repaid $23,828 of principal and $16,522 of accrued interest towards the outstanding notes payable.

On January 3, 2018, prior to the Share Exchange, the Company converted these notes into 973,946 shares of common stock (on a post-Share Exchange basis) valued at $414,476. The difference of the $58,300 balance of the notes and the fair value of the shares issued was recorded as a loss on conversion of debt.

Prior to the Share Exchange, the Company issued a convertible note to a shareholder, face value $500,000, in exchange for $500,000 in cash. The note is unsecured, bears interest at the rate of 3% per annum and matures on February 16, 2030. The note is convertible into common stock of the Company at $0.10 per share at any time at the option of the holder, subject to a 4.9% blocking provision which prohibits the holder from converting into common stock of the Company if such conversion results in the holder owning greater than 4.9% of the outstanding common stock of the Company after giving effect to the conversion. Accrued interest related to this note is $9,333 as of September 30, 2018.

Total interest expense on these convertible notes payable amounted to $2,500 and $12,203 for the nine months ended September 30, 2018 and 2017, respectively. Total interest expense on these convertible notes payable amounted to $2,500 and $4,181 for the three months ended September 30, 2018 and 2017, respectively.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time the Company may get involved in legal proceedings arising in the ordinary course of business. Other than as set forth in “Legal Proceedings” in Part II below, the Company believes there is no litigation pending that could have, individually or in the aggregate, a material adverse effect on its results of operations or financial condition.

Occupancy Leases

On April 1, 2014, the Company entered into a one year lease arrangement for office space, with the option to renew the lease annually. The monthly rent payment is $5,400 and a security deposit of $15,000.

On September 15, 2015, the Company entered into a one year lease arrangement for office space. The Company has amended this lease to extend the term through September 30, 2018. The monthly rent payment is $249 and a security deposit of $183.

On July 1, 2018, the Company entered into a one year lease arrangement for office space, with the option to renew the lease annually. The monthly rent payment is $2,600 and a security deposit of $2,121.

KANNALIFE, INC.

(FORMERLY KNOWN AS TYG SOLUTIONS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

NOTE 9 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Royalty Agreements

On June 12, 2012, the Company entered into a Patent License Agreement with agencies of the United States Public Health Services within the Department of Health and Human Services (“PHS”). Under the License Agreement, PHS granted the Company an exclusive right to use and develop certain patents relating to Cannabinoids as Antioxidants and Neuroprotectants. In exchange for the License, the Company has agreed to the following payments:

•a $30,000 license issue royalty within 90 days of the execution of the agreement

•a minimum annual royalty in the amount of $10,000

•3% royalty on net sales from any sales of licensed products or practice of licensed processes

•milestone payment of $40,000 upon initiation of first Phase I clinical trial

•milestone payment of $100,000 upon initiation of first Phase II clinical trial

•milestone payment of $250,000 upon completion of first Phase III clinical trial

•milestone payment of $500,000 upon first marketing approval by FDA

•a sublicensing royalty of 12% on the fair market value of any consideration received for granting each sublicense

On December 31, 2014, the Company executed five exclusive pharmaceutical license agreements with the Company’s CEO, the Company’s CMO, three advisory board members of the Company, and an unrelated third party. These agreements provide the Company the worldwide exclusive rights to certain drug technologies and methods (and systems) for collection, processing and use of data for the dispensing of phyto-medical and botanically derived materials for consumption. The license agreements grant to the Company from the inventors the rights to develop, market, make, use, and sell certain drug formulations, which are applied to humans through the use of certain drug technology. In return for these exclusive rights from the inventors, the Company has agreed to compensate the inventors under the agreements with royalties ranging from 1.5% to 2.5% on all net sales by the Company of licensed products covered by a valid claim of a patent or patent application of the inventor patent rights. Additionally, the Company retains the rights to sublicense the drug formulations, and upon such sublicense shall pay the inventors from 1.5% up to 5% of all royalties and sublicense fees paid to the Company on account of sublicenses under the inventor patent rights and inventor technology rights, less all appropriate expenses associated with such sublicenses incurred by the Company. However, if the inventor supplies licensed products to sublicensees of the Company pursuant to such sublicenses, the inventor shall supply such licensed products at its cost. Prior to the Share Exchange this royalty agreement was terminated.

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company’s Chief Executive Officer shares the use of the leased office space for personal living quarters. The CEO reimburses the Company for 50% of the monthly rent, or $2,500 per month.

From time to time the Company sends money to Golden Gate Capital (“GGCP”), a company owned by our CEO, for the advances of certain expenses and to be deposited into the bank account of Kannalife. Due to the timing of the funds transferred and expenses incurred, at times, there remains a balance due from GGCP. As of September 30, 2018, $65,326 is due from GGCP. Subsequent to the period end, GGCP has transferred all the remaining funds to Kannalife. As of the filing of these financial statements, there is no outstanding balance due from GGCP.

See Notes 6, 8 and 12 for additional related party transactions.

KANNALIFE, INC.

(FORMERLY KNOWN AS TYG SOLUTIONS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

NOTE 11 – MARKETABLE SECURITY

On June 1, 2018, the Company received 41,583,333 shares of Medical Marijuana, Inc. (“MJNA”) common stock pursuant to a settlement agreement. In 2014, the Company entered into a revenue sharing agreement with Kannaway LLC, whereas, among the considerations and obligations the parties agreed to a share exchange, whereby the Company issued 6,408,980 shares of its common stock in exchange of 4.99% ownership of Kannaway. A significant shareholder of the Company owned the remaining ownership of Kannaway LLC. Subsequently, Kannaway was sold, by its parent company, to MJNA for 833,333,333 shares of MJNA common stock. The settlement agreement called for the release of all obligations in exchange for the issuance of 41,583,333 shares of common stock in MJNA to the Company.

The investment in MJNA has been recorded as an investment in non-consolidated entities and is revalued every quarter with fluctuations in fair value recorded to earnings. The fair value of the investment is based on the closing price of the shares reported on the principal stock exchange on which they are traded. At September 30, 2018 the Company held 41,583,330 shares of MJNA which traded at a closing price of $0.09, or value of $3,742,500. For the nine months ended September 30, 2018, the Company recorded a realized gain of $3,901,974 upon the settlement and receipt of these shares and an unrealized loss of $415,833 related to the investment in MJNA. The gain was netted against the Company's cost basis investment in Kannaway LLC.

NOTE 12 – STOCKHOLDERS’ EQUITY (DEFICIENCY)

Series A Preferred Stock – Kannalife Pre-Share Exchange

As of December 31, 2017, the Company had a total of 20,000,000 shares of Series A Preferred Stock, $0.001 par value authorized for issuance. Each share of Series A Preferred Stock is convertible into one share of common stock without any additional consideration by the holder, at any time after the date of issuance. The holders of shares of Series A Preferred Stock are entitled to receive dividends, if and when declared by the Board of Directors, at the rate of 8% per annum of the original price of Series A Preferred Stock. In the event of the liquidation the holders of the Series A Preferred Stock are entitled to receive an amount equal to the original Series A price for each share of Series A then held by such holder. Each holder of shares of Series A Preferred Stock is entitled to the number of votes equal to the number of shares of common stock into which such holder’s shares of Series A could be converted on the record date for the vote or written consent of the stockholders. The Series A Preferred Stock is nonredeemable.

As of December 31, 2017, there were 4,893,510 shares of Series A Preferred Stock issued and outstanding.

In July 2018, prior to the Share Exchange, the Company converted 4,893,510 shares of preferred stock into 4,893,510 shares of common stock (on a post-Share Exchange basis).

The presentation on the Balance Sheet shows as if these shares were converted as of December 31, 2017.

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

In July 2018, the Company issued 75 shares of Series A Preferred Stock, to Naturewell, Inc., an entity controlled by the former CEO of TYG Solutions, Inc., in exchange for $75,000.

KANNALIFE, INC.

(FORMERLY KNOWN AS TYG SOLUTIONS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

NOTE 12 - STOCKHOLDERS’ EQUITY (DEFICIENCY) (CONTINUED)

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

In July 2018, the Company issued 75 shares of Series B Preferred Stock, to our CEO, in exchange for $75,000.

Common Stock

The Company is authorized to issue 200,000,000 shares of $0.0001 par value common stock. All common stock shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company, subject to the rights of the preferred stockholders.

On January 3, 2018, prior to the Share Exchange, the Company issued 5,505,200 shares of common stock (on a post-Share Exchange basis) to four officers, valued at $2,342,813, for the conversion of accrued salaries. The difference of $469,997 between the balance of accrued salaries and the fair value of the shares issued was recorded as a capital contribution recorded within additional paid-in capital. The transaction was viewed as being on behalf of the Company in connection with the pending share exchange transaction.

In July 2018, the Company issued 2,030,000 shares of common stock, to an entity commonly controlled by the $500,000 convertible note holder, in exchange for $203,000.

As of September 30, 2018 and December 31, 2017, there were 69,854,141 and 53,281,932 shares of common stock issued and outstanding, respectively.

See Note 7 and 8 for discussion of the conversion of notes payable and accrued interest into commons stock.

The Company determined fair value of its shares of common and preferred stock based on the price at which the Company was selling its shares of common and preferred stock to third party investors.

Stock Options

On September 1, 2017, the Company entered into an agreement for consulting services. As compensation the Company issued a stock options to purchase 100,000 shares of common stock at a price of $2.00 per share and are exercisable for five years. The stock option vests in equal monthly installments of 24 months. These options were valued at $20,154 using a Black-Scholes Options Pricing Model. For the nine months ended September 30, 2018, the Company recorded $7,558 as stock based compensation in the statement of operations.

KANNALIFE, INC.

(FORMERLY KNOWN AS TYG SOLUTIONS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

NOTE 12 - STOCKHOLDERS’ EQUITY (DEFICIENCY) (CONTINUED)

Stock Options (Continued)

The fair value of the options is estimated using a Black-Scholes Options Pricing Model with the following assumptions:

Market value of common stock on issuance date	$0.40
Exercise price	$2.00
Expected volatility	100%
Expected term (in years)	5
Risk-free interest rate	1.73%
Expected dividend yields	-

Warrants

The following is a summary of outstanding and exercisable warrants:

	Number of Shares	Weighted Average Exercise Price	Year of Expiration

Balance at December 31, 2016	92,500	1.50	2017
Issued	-	-	-
Expired	(92,500)	1.50	2017

Balance at December 31, 2017	-	-	-
Issued	-	-	-
Expired	-	-	-
Balance at September 30, 2018	-	-	-

The Company did not issue any warrants for the nine months ended September 30, 2018 and 2017.

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these consolidated financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this quarterly report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” in our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 5, 2018.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact contained in his quarterly report, including statements regarding our future operating results, financial position and cash flows, our business strategy and plans and our objectives for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. This quarterly report on Form 10-Q also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other data about our industry. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. In addition, projections, assumptions and estimates of our future performance and the future performance of the markets in which we operate are necessarily subject to a high degree of uncertainty and risk. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “would,” “could,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this quarterly report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, operating results, business strategy, short-term and long-term business operations and objectives. These forward looking statements speak only as of the date of this quarterly report and are subject to a number of risks, uncertainties and assumptions. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

Business Developments

The Company was originally incorporated in the State of Delaware on March 25, 2013 under the name of TYG Solutions Corp. Our original business plan was to develop iPhone and Android smartphone apps for companies who need an app for their internal and external operations. We subsequently expanded our operations to offering corporate website design services.

On July 25, 2018, the Company entered into a Share Exchange Agreement with Kannalife Sciences, Inc., a Delaware corporation (“Kannalife”) and certain stockholders of Kannalife (the “Kannalife Stockholders”). Pursuant to the terms of the Share Exchange Agreement, the Company acquired approximately nearly all of the issued and outstanding shares of Kannalife by means of a share exchange with the Kannalife Stockholders in exchange for newly issued shares of the common stock of the Company (the “Share Exchange”). As a result of the Share Exchange, Kannalife became a wholly-owned subsidiary of the Company. The business operations of the Company shall continue uninterrupted, and, by virtue of the Share Exchange, the Company will acquire the business of Kannalife including all of its assets. The Share Exchange was accounted for as a reverse acquisition and change in reporting entity, whereby Kannalife was the accounting acquirer.

Kannalife was incorporated in the State of Delaware on August 11, 2010. Kannalife is a developmental stage phyto-medical/pharmaceutical and drug discovery company that specializes in the research, development of cannabinoid and cannabinoid-based therapeutic products derived from synthetic and botanical sources, including the Cannabis “taxa” (the word “taxa” is the plural of “taxon” which defines a group of one or more populations of an organism or organisms to form a unit.)

On November 9, 2018, the Company filed an amendment to its certificate of incorporation with the Delaware Secretary of State to change its name to Kannalife, Inc. The Company has concurrently submitted a request to FINRA for approval of the name change as well as a ticker symbol change and is awaiting approval.

Corporate Overview

The Company was incorporated in the State of Delaware on March 25, 2013. Our original business plan was to develop iPhone and Android smartphone apps for companies who need an app for their internal and external operations. We subsequently expanded our operations to offering corporate website design services.

On July 25, 2018, the Company entered into a Share Exchange Agreement with Kannalife Sciences, Inc., a Delaware corporation (“Kannalife”) and certain stockholders of Kannalife (the “Kannalife Stockholders”). Pursuant to the terms of the Share Exchange Agreement, the Company acquired approximately nearly all of the issued and outstanding shares of Kannalife by means of a share exchange with the Kannalife Stockholders in exchange for newly issued shares of the common stock of the Company (the “Share Exchange”). As a result of the Share Exchange, Kannalife became a wholly-owned subsidiary of the Company. The business operations of the Company regarding iPhone and Android smartphone apps shall be reduced significantly to focus efforts on target therapeutics and drug discovery, and accordingly, by virtue of the Share Exchange, the Company will acquire the business of Kannalife including all of its assets. The Share Exchange was accounted for as a reverse acquisition and change in reporting entity, whereby Kannalife was the accounting acquirer.

Kannalife was incorporated in the State of Delaware on August 11, 2010. Kannalife is a developmental stage phyto-medical/pharmaceutical and drug discovery company that specializes in the research, development of cannabinoid and cannabinoid-based therapeutic products derived from synthetic and botanical sources, including the Cannabis “taxa” (the word “taxa” is the plural of “taxon” which defines a group of one or more populations of an organism or organisms to form a unit.)

As a result of the Share Exchange, the Company’s core businesses are comprised of the following:

•Research and development of synthetic and phyto-medical products from naturally recurring plantae, including but not limited to Cannabis taxa and hemp taxa, semi-synthetic sources, and synthetic sources to create high quality, controlled and quality assured semi-synthetic and synthesized cannabinoids, cannabidiol (“CBD”), cannabinol (“CBN”) and cannabidiol-like molecules as target drug candidates to treat neurological and oxidative stress related disorders such as Hepatic Encephalopathy (“HE”), Chronic Traumatic Enchephalopathy (“CTE”) and Chemotherapy Induced Peripheral Neuropathy (“CIPN”).

•Additionally, the Company is researching some of its patented, proprietary cannabidiol-derived new chemical entities (“NCEs”) (see: Business – Kannalife Intellectual Properties), for use as topical solutions, ointments, and creams for disorders such as diabetic neuropathies, diabetic ulcers, and for use as an anti-pruritic.

•The Company’s lead target drug candidate, KLS-13019, is part of an estate of new chemical entities (NCEs) underlying U.S. Patent 9,611,213 titled “Functionalized 1,3 Benzene-diols and their Method of Use for the Treatment of Hepatic Encephalopathy”. This patent is part of a divisional patent application by the Company to the USPTO whereby the Company sought separate claims for composition of matter, covered in Pat. 9,611,213 and separate claims for method for treatment; and U.S. Patent 10,004,722 titled “Method for Treating Hepatic Encephalopathy or a Disease Associated with Free Radical Mediate Stress and Oxidative Stress with Novel Functionalized 1,3 Benzene-diols.” KLS-13019 and its related compounds under the aforementioned patents, describe novel functionalized 1,3-benzenediols (“Cannabidiol Derived Molecules”) and methods useful for the treatment of hepatic encephalopathy and related conditions. The present invention further describes a novel chemotype useful for the treatment of diseases associated with hepatic encephalopathy. The present invention further describes a novel chemotype useful as neuroprotective agents. The Cannabidiol Derived Molecules under the present invention are capable of treating and preventing diseases associated with free radical mediated stress and oxidative stress including, for example, as previously mentioned, hepatic encephalopathy, Parkinson’s disease, Alzheimer’s, Huntington’s disease, traumatic head injury, stroke, epilepsy, neuropathic pain, traumatic head injury, stroke, Chronic Traumatic Encephalopathy (CTE), Post Cardiac Arrest Hypoxic Ischemic Encephalopathy, and Epileptic Encephalopathy.

The Company is primarily involved in the research and development of novel therapeutic agents for use in and as U.S. Food and Drug Administration (“FDA”) approved ethical pharmaceuticals (available by doctor prescription); FDA Monograph topical solutions; Personal Care Products Council (“PCPC”) / International Nomenclature of Cosmetic Ingredients (“INCI”) registered. The primary focus of the Company’s research and development revolves around its patented, proprietary cannabidiol-derived new chemical entities and cannabidiol.

The Company is currently the only licensee from the National Institutes of Health (“NIH”) for the licensed use of the U.S. Government’s patent 6,630,507 – “Cannabinoids as Antioxidants and Neuroprotectants” (the “’507 Patent”) in the disease indications of hepatic encephalopathy (“HE”) and Chronic Traumatic Encephalopathy (“CTE”).

The Company believes that these licenses with the NIH have given the Company, through the years, the preclincial lead time to evaluate both HE and CTE without stress of competition. The Company also believes that such advances in preclincial research under license with the NIH may ultimately provide a more productive path through the FDA and or EMA upon commencement of clinical trials in each or the other disease indication. Furthermore, it is on the Company’s believe and knowledge that while the U.S. Government patent 6,630,507 is due to expire in 2019, there may be additional opportunities related to the original licensing of the ‘507 Patent in which the Company may engage with the NIH and certain collaborators of the aforementioned patent to enter into a Cooperative Research and Development Agreement (“CRADA”) with the NIH for one or more disease indications underlying the ‘507 Patent, including but not limited to HE and CTE. Moreover, the weight of the Company’s future success, drug development program regarding cannabidiol based therapeutics is not centered on the ‘507 Patent, but rather its own intellectual property underlying U.S. Patents 9,611,213 and 10,004,722.

Kannalife Overview

Kannalife is an eight-year-old specialty pharmaceutical company focused on developing and commercializing proprietary next-generation synthetic cannabinoid therapeutics formulated for transdermal delivery. Our management team is highly experienced and has a successful history of development, regulatory approval and commercialization of target drug candidates and other cannabinoid based therapeutic products. We are evaluating two patent-protected product candidates, KLS-13019 and KLS-13023, in two indications.

We intend to study KLS-13019 in patients with chemotherapy induced neuropathic pain and mild traumatic brain injury, and we intend to study KLS-13023 in patients with overt hepatic encephalopathy and mild traumatic brain injury.

We believe these product candidates will provide new treatment options for patients, as well as additional treatment options for patients not currently receiving adequate relief from current treatment regimens.

We are still conducting preclinical studies and have not yet commenced our clinical program or tested KLS-13019 or KLS-13023 in humans. For KLS-13019, we plan to conduct Phase 1, and possibly Phase 2, clinical trials in Australia, subject to applicable regulatory approval. We plan to conduct our Phase 1 clinical trials for KLS-13023 in Australia, subject to applicable regulatory approval. We plan to submit NDAs for KLS-13019 and KLS-13023 to the FDA upon completion of all requisite clinical trials. We expect to initiate clinical trials for KLS-13019 and KLS-13023 in the second half of 2019.

For KLS-13019, we plan to conduct Phase 1, and possibly Phase 2, clinical trials in Australia, subject to applicable regulatory approval. We plan to conduct our Phase 1 clinical trials for KLS-13023 in Australia, subject to applicable regulatory approval. We plan to submit NDAs for KLS-13019 and KLS-13023 to the FDA upon completion of all requisite clinical trials.

We plan to conduct our Phase 1, and possibly Phase 2, clinical trials for KLS-13019 in Australia, subject to applicable regulatory approval, and do not expect at this time to file an investigational new drug application, or IND, with the U.S. Food and Drug Administration, or the FDA, prior to the commencement of those clinical trials. We must file an IND with the FDA and receive approval from the U.S. Drug Enforcement Agency, or DEA, prior to commencement of any clinical trials in the United States.

We plan to conduct our Phase 1 clinical trials for KLS-13023 in Australia, subject to applicable regulatory approval. We plan to submit New Drug Applications, or NDAs, for KLS-13019 and KLS-13023 to the FDA upon completion of all requisite clinical trials.

In addition to the Company’s plans to conduct clinical trials for the treatment of CIPN, we also plan to seek orphan drug designation for KLS-13023 in Overt Hepatic Encephalopathy.

Cannabinoids are a class of compounds derived from Cannabis plants. The two primary cannabinoids contained in Cannabis are cannabidiol, or CBD, and D9-tetrahydrocannabinol, or THC. Clinical and preclinical data suggest that CBD has positive effects on treating refractory epilepsy, FXS and arthritis and THC has positive effects on treating pain. Interest in cannabinoid therapeutics has increased significantly over the past several years as preclinical and clinical data has emerged highlighting the potential efficacy and safety benefits of cannabinoid therapeutics. The cannabinoid therapeutics market is expected to grow significantly due to the potential benefits these products may provide over existing therapies. In addition to KLS-13019 and KLS-13023 potentially offering first-line therapies to patients suffering from chemotherapy induced peripheral neuropathy and mild traumatic brain injury, respectively.

KLS-13023 is target drug candidate that includes a synthetic CBD formulated in a gel capsule designed for potential use in humans. The formulation of this product is proprietary and currently held as a trade secret of the company. CBD is the primary non-psychoactive component of Cannabis. KLS-13023 has undergone a manufacturing feasibility study to improve some of the limitations associated with CBD, including but not limited to CBD’s low bioavailability and limited drug like properties and improvement of the delivery of CBD through the first pass in the gut and into the circulatory system.

In addition to KLS-13023, the Company has developed a proprietary patented new chemical entity (NCE), KLS-13019. This NCE is a cannabidiol derived molecule which has undergone preclinical studies for the treatment of overt hepatic encephalopathy and chemotherapy induced peripheral neuropathy.

In preclinical studies, KLS-13019's advanced formulation is designed to improve on some of the limitations associated with CBD, including but not limited to CBD’s low bioavailability and limited drug like properties.

These preclinical studies suggest increased bioavailability, consistent plasma levels and the avoidance of first-pass liver metabolism. In addition, an in vitro study performed by us demonstrated that CBD is degraded to THC in an acidic environment such as the stomach. We believe such degradation may lead to increased psychoactive effects, which may be avoided or minimized with the transdermal delivery of ZYN002, which avoids the gastrointestinal tract and potential stomach acid degradation. ZYN002 is targeting treatment of refractory epilepsy, FXS and OA, which collectively affect millions of patients using treatments that currently comprise a multi-billion dollar market.

The Company has filed for orphan designation with the U.S. Food and Drug Administration (“FDA”) for the use of CBD in the treatment overt hepatic encephalopathy (“OHE”). The Company has received notice from the FDA that its current application qualifies for a patient population of less than 200,000, but is currently in abeyance to resolve clinical use of CBD in this sub-set of hepatic encephalopathy. The Company intends to respond to the FDA’s abeyance letter on or before November 2018.

KLS-13023 is a pro-drug of CBD that enables effective delivery via a gel capsule and is patent-protected through 2019. In addition, we expect that KLS-13023 will be classified by the FDA as a new chemical entity, or NCE. In our preclinical animal studies, KLS-13023 demonstrated effective intervention of neurodegeneration in the OHE disease state. Our key development programs and expected timelines for the development of KLS-13019 and KLS-13023 are shown in the table below:

Product Candidate	Target Indication	Delivery Method	Current Development Status	Expected Next Steps
KLS-13019	Chemotherapy Induced	Oral Gel Capsule	Preclinical	2H19: Initiate Phase 1
Peripheral Neuropathy
	Mild Traumatic Brain Injury	Oral Gel Capsule	Preclinical	1H20: Initiate Phase 1

KLS-13023	Overt Hepatic Encephalopathy	Oral Gel Capsule	Preclinical	2H19: Initiate Phase 1
	Mild Traumatic Brain Injury	Oral Gel Capsule	Preclinical	1H20: Initiate Phase 1

Through the year end 2017 we have not been profitable and have incurred net losses from operations since inception. Our net losses were $1,219,911 and $1,643,255 for the years ended December 31, 2016 and 2017, respectively. Our loss from operations was $557,948 for the nine months ended September 30, 2018. Our net income, due to a gain in investment, was $2,110,449 for the nine months ended September 30, 2018. We expect to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability.

Financial Operations Overview

The following discussion sets forth certain components of our statements of operations as well as factors that impact those items.

Revenues

Our revenues consist of state and federal research grants and fees received from research services for third-party product development. These revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

Research and Development Expenses

Our research and development expenses consist of expenses incurred in development and preclinical studies relating to our product candidates, including:

•expenses associated with preclinical development;

•personnel-related expenses, such as salaries, benefits, travel and other related expenses, including stock-based compensation;

•payments to third-party contract research organizations, or CROs, contractor laboratories and independent contractors; and

•depreciation, maintenance and other facility-related expenses.

We expense all research and development costs as incurred. Preclinical development expenses for our product candidates are a significant component of our current research and development expenses. Product candidates in later stage clinical development generally have higher research and development expenses than those in earlier stages of development, primarily due to increased size and duration of the clinical trials. We track and record information regarding external research and development expenses for each grant, study or trial that we conduct. From time to time, we intend to use third-party CROs, and have used contractor laboratories and independent contractors in preclinical studies. We recognize the expenses associated with third parties performing these services for us in our preclinical studies based on the percentage of each study completed at the end of each reporting period.

We incurred research and development expenses of $88,780 and $4,000 for the years ended December 31, 2016 and 2017, respectively, and $125,696 for the nine months ended September 30, 2018.

We expect that our research and development expenses in 2018 and for the next several years will be higher than in 2017 as a result of the work needed for our expected initiation of our Phase 1 clinical trials of KLS-13019 in the second half of 2019 and KLS-13023 by early 2020. These expenditures are subject to numerous uncertainties regarding timing and cost to completion. Completion of our preclinical development and clinical trials may take several years or more and the length of time generally varies according to the type, complexity, novelty and intended use of a product candidate. The cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development, including, among others:

•the number of sites included in the clinical trials;

•the length of time required to enroll suitable patients;

•the size of patient populations participating in the clinical trials;

•the duration of patient follow-ups;

•the development stage of the product candidates; and

•the efficacy and safety profile of the product candidates.

Due to the early stages of our research and development, we are unable to determine the duration or completion costs of our development of KLS-13019 and KLS-13023. As a result of the difficulties of forecasting research and development costs of KLS-13019 and KLS-13023 as well as the other uncertainties discussed above, we are unable to determine when and to what extent we will generate revenues from the commercialization and sale of an approved product candidate.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, benefits and other related costs, including stock-based compensation, for personnel serving in our executive, finance, accounting, legal and human resource functions. Our general and administrative expenses also include facility and related costs not included in research and development expenses, professional fees for legal services, including patent-related expenses, consulting, tax and accounting services, insurance and general corporate expenses. We expect that our general and administrative expenses will increase with the continued development and potential commercialization of our product candidates.

We expect that our general and administrative expenses in 2018 and for the next several years will be higher than in 2017 as we increase our headcount. We also anticipate increased expenses relating to our operations as a public company, including increased costs for the hiring of additional personnel, and for payment to outside consultants, including lawyers and accountants, to comply with additional regulations, corporate governance, internal control and similar requirements applicable to public companies, as well as increased costs for insurance.

Interest Income (Expense), net

Interest expense consists of interest expense on our notes payable that are current and that of certain notes that were converted into common stock in 2017. Interest income consists primarily of interest earned on our money market bank account.

Income Taxes

As of December 31, 2017, we had $3,425,000 of federal operating loss carryforwards. These operating loss carryforwards will begin to expire in 2031. The Tax Reform Act of 1986, or the Act, provides for limitation on the use of net operating loss and research and development tax credit carryforwards following certain ownership changes (as defined by the Act) that could limit our ability to utilize these carryforwards. We may have experienced various ownership changes, as defined by the Act, as a result of past financings. Accordingly, our ability to utilize the aforementioned carryforwards may be limited. Additionally, U.S. tax laws limit the time during which these carryforwards may be applied against future taxes; therefore, we may not be able to take full advantage of these carryforwards for federal income tax purposes.

The closing of the share exchange transaction, together with private placements and other transactions that have occurred since our inception, may trigger, or may have already triggered, an "ownership change" pursuant to Section 382 of the Internal Revenue Code of 1986. If an ownership change is triggered, it will limit our ability to use some of our net operating loss carryforwards. In addition, since we will need to raise substantial additional funding to finance our operations, we may undergo further ownership changes in the future, which could further limit our ability to use net operating loss carryforwards. As a result, if we generate taxable income, our ability to use some of our net operating loss carryforwards to offset U.S. federal taxable income may be subject to limitations, which could result in increased future tax liability to us.

Critical Accounting Policies and Use of Estimates

We have based our management's discussion and analysis of financial condition and results of operations on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to preclinical development expenses and stock-based compensation. We base our estimates on historical experience and on various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully discussed in note 2 to our audited financial statements appearing at the end of this prospectus, we believe that the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements.

Research and Development Expenses

We rely on third parties to conduct our preclinical studies and to provide services, including data management, statistical analysis and electronic compilation. Once our clinical trials begin, at the end of each reporting period, we will compare the payments made to each service provider to the estimated progress towards completion of the related project. Factors that we will consider in preparing these estimates include the number of patients enrolled in studies, milestones achieved and other criteria related to the efforts of our vendors. These estimates will be subject to change as additional information becomes available. Depending on the timing of payments to vendors and estimated services provided, we will record net prepaid or accrued expenses related to these costs.

Fair Value of Common Stock and Stock-Based Compensation

We account for grants of stock options and restricted stock to employees based on their grant date fair value and recognize compensation expense over the vesting periods. We estimate the fair value of stock options as of the date of grant using the Black-Scholes option pricing model, and we estimate the fair value of restricted stock based on the fair value of the underlying common stock as determined by our board of directors or the value of the services provided, whichever is more readily determinable. We account for stock options and restricted stock awards to non-employees using the fair value approach. Stock options and restricted stock awards to non-employees are subject to periodic revaluation over their vesting terms.

In the absence of a public trading market for our common stock, on each grant date, we develop an estimate of the fair value of our common stock for the option and restricted stock grants based in part on input from an independent third-party valuation firm. We determined the fair value of our common stock using methodologies, approaches and assumptions consistent with the AICPA Practice Guide, Valuation of Privately-Held Company Equity Securities Issued as Compensation. In addition, our board of directors considered various objective and subjective factors, along with input from management and an independent third-party valuation firm, to estimate the fair value of our common stock, including external market conditions affecting the pharmaceutical industry, trends within the pharmaceutical industry, the prices at which we sold shares of our different series of preferred stock, the superior rights and preferences of each series of preferred stock relative to our common stock at the time of each grant, our results of operations and financial position, the status of our research and development efforts and progress of our preclinical programs, our stage of development and business strategy, the lack of an active public market for our common and our preferred stock, and the likelihood of achieving a liquidity event.

Results of Operations – For the Three Month Periods Ended September 30, 2018 and 2017

Revenues

Revenues for the three months ended September 30, 2018, was $38,101 compared to $-0- for the three months ended September 30, 2017. Revenues in 2018 were entirely related to work performed in connection with grants received.

Research and Development Expenses

Research and development expenses increased by $65,059 or 3,253%, to $67,059 for the three months ended September 30, 2018 from $2,000 for the three months ended September 30, 2017. The increase was primarily the result of increased consulting and compensation expense related to increased product development activities.

General and Administrative Expenses

General and administrative expenses increased by $39,050 or 13%, to $349,782 for the three months ended September 30, 2018 from $310,732 for the three months ended September 30, 2017. This increase was largely the result of certain third party expenses, third party research and development expenses currently classified as general and administrative expenses and executive compensation.

Results of Operations – For the Nine Month Periods Ended September 30, 2018 and 2017

Revenues

Revenues for the nine months ended September 30, 2018, was $104,965 compared to $-0- for the nine months ended September 30, 2017. Revenues in 2018 were entirely related to work performed in connection with grants received.

Research and Development Expenses

Research and development expenses increased by $121,696, or 3,042%, to $125,696 for the nine months ended September 30, 2018 from $4,000 for the nine months ended September 30, 2017. The increase was primarily the result of increased consulting and compensation expense related to increased product development activities.

General and Administrative Expenses

General and administrative expenses decreased by $383,253, or 42%, to $537,217 for the nine months ended September 30, 2018 from $920,470 for the nine months ended September 30, 2017. This decrease was largely the result of a decrease of personnel cost due to our executive officers ceasing to take salaries for the first seven months of 2018.

Liquidity and Capital Resources

Since our inception in 2010, we have devoted most of our cash resources to research and development and general and administrative activities. We have financed our operations primarily with the proceeds from the sale of preferred stock and convertible promissory notes, state and federal grants and research services. To date, we have not generated any revenues from the sale of products, and we do not anticipate generating any revenues from the sales of products for the foreseeable future. We have incurred losses and generated negative cash flows from operations since inception. As of September 30, 2018, our principal sources of liquidity were our cash and cash equivalents, which totaled $229,033. Our working capital was $3,016,504 as of September 30, 2018.

Equity Financings

For the years ended December 31, 2016 and 2017, we received net proceeds of $25,000 and $387,500, respectively, from the sale of convertible notes and promissory notes. For the nine months ended September 30, 2018, we received net proceeds of $345,000 from the sale of promissory notes. There were no proceeds from equity financings for the nine months ended September 30, 2018.

Debt

We had the following schedule of debt as of December 31, 2017 and September 30, 2018:

	December 31, 2017	September 30, 2018
Outstanding Debt Obligations:

Notes payable, related party	$367,500	$612,500

Loan payable - related party	-	41,995

Convertible notes payable	185,000	-

Convertible notes payable, related party	288,981	500,000

Total All Debt Obligations	$841,481	$1,154,495

In January 2018, prior to the Share Exchange, all Convertible Junior Debenture holders and all Senior Convertible Debenture holders accepted the Company’s offer to exchange their debt instruments, including accrued interest thereunder for restricted common stock. The holders of the Convertible Junior Debentures, related parties, accepted a total of 973,946 shares of restricted common stock (on a post-Share Exchange basis) of the Company in exchange for the repayment of a total of $356,176 in debt, inclusive of accrued interest of $67,195. In addition to the conversion of the Convertible Junior Debentures, the holders of the Senior Convertible Debentures accepted a total of 563,063 shares of restricted common stock of the Company (on a post-Share Exchange basis) in exchange for the repayment of a total of $236,184 in debt, inclusive of accrued interest of $51,104.

In January 2018, prior to the Share Exchange, we converted outstanding accrued executive management salaries totaling $2,812,810, which had accrued from September 2014 through December 2017, in exchange for a total of 5,505,200 shares of restricted common stock of the Company (on a post-Share Exchange basis).

Future Capital Requirements

We expect that our existing cash and cash equivalents and securities held for sale on the Company’s balance sheet will be sufficient to fund our operations and capital requirements through December 2019. We believe that these available funds will be sufficient to commence a Phase 1 clinical trials for KLS-13019 for patients with chemotherapy induced peripheral neuropathy.

Management of the Company believes that it will need to seek additional sources of capital to facilitate and carry out its business plan of proceeding forth with commencing a Phase 2 clinical trial for KLS-13019 for patients with chemotherapy induced peripheral neuropathy; commencing a Phase 1 clinical trial for KLS-13019 for patients suffering from the effects of mild traumatic brain injury; and commencing a Phase 1 clinical trial for KLS-13023 for patients suffering with overt hepatic encephalopathy. The cost of commencing and conducting these trials will likely be in the tens of millions of dollars.

Furthermore, it is difficult to predict our spending for our product candidates prior to obtaining FDA approval. Moreover, changing circumstances may cause us to expend cash significantly faster than we currently anticipate, and we may need to spend more cash than currently expected because of circumstances beyond our control.

Our expectations regarding future cash requirements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we make in the future. We have no current understandings, agreements or commitments for any material acquisitions or licenses of any products, businesses or technologies. We may need to raise substantial additional capital in order to engage in any of these types of transactions.

We expect to continue to incur substantial additional operating losses for at least the next several years as we continue to develop our product candidates and seek marketing approval and, subject to obtaining such approval, the eventual commercialization of our product candidates. If we obtain marketing approval for either of our product candidates, we will incur significant sales, marketing and outsourced manufacturing expenses. In addition, we expect to incur additional expenses to add operational, financial and information systems and personnel, including personnel to support our planned product commercialization efforts. We also expect to incur significant costs to comply with corporate governance, internal controls and similar requirements applicable to us as a public company.

Our future use of operating cash and capital requirements will depend on many forward-looking factors, including the following:

•the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our product candidates;

•the clinical development plans we establish for these product candidates;

•the number and characteristics of product candidates that we develop or may in-license;

•the terms of any collaboration agreements we may choose to execute;

•the outcome, timing and cost of meeting regulatory requirements established by the DEA, the FDA, the EMA or other comparable foreign regulatory authorities;

•the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

•the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us;

•costs and timing of the implementation of commercial scale manufacturing activities; and

•the cost of establishing, or outsourcing, sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own.

To the extent that our capital resources are insufficient to meet our future operating and capital requirements, we will need to finance our cash needs through public or private equity offerings, debt financings, collaboration and licensing arrangements or other financing alternatives. We have no committed external sources of funds. Additional equity or debt financing or collaboration and licensing arrangements may not be available on acceptable terms, if at all.

If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing or additional equity that we raise may contain terms, such as liquidation and other preferences that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to us.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended September 30, 2017 and 2018.

	Nine Months Ended September 30,
	2017	2018
Statement of Cash Flows Data:
Total net cash provided by (used in):
Operating activities	$(239,143)	$(762,947)
Investing activities	-	289,654
Financing activities	225,000	698,000

(Decrease) increase in cash and cash equivalents	$(14,143)	$224,707

Operating Activities

For the nine months ended September 30, 2017, cash used in operations was $239,143 compared to $762,947 for the nine months ended September 30, 2018. The increase from the comparable 2017 period was primarily the result of a paydown of accounts payable and payment of salaries. We expect cash used in operating activities to continue to increase in 2018 as compared to 2017 due to an expected increase in our operating losses associated with ongoing development of our product candidates.

Investing Activities

For the nine months ended September 30, 2017, cash provided by investing activities was $0 compared to $289,654 for the nine months ended September 30, 2018 due to cash received upon the acquisition.

Financing Activities

For the nine months ended September 30, 2017, cash provided by financing activities was $225,000 compared to $698,000 for the nine months ended September 30, 2018, due to proceeds from notes payable and issuance of preferred and common stock.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, except for operating leases, or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“Topic 606”), which is a new comprehensive revenue recognition model that will supersede all existing revenue recognition guidance under U.S. GAAP. The standard requires a company to recognize revenue when it transfers goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted for interim and annual periods beginning after December 15, 2016. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in the ASU. The Company is currently evaluating the impact of adopting this guidance, but expects the adoption will not have a material impact on the financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), requiring lessees to recognize for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (2) a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The update is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company currently anticipates that upon adoption of the new standard, ROU assets and lease liabilities will be recognized in amounts that will be immaterial to the balance sheets.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

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

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management has concluded that our internal control over financial reporting was not effective as of September 30, 2018, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Steps that the Company believes it must undertake is to retain a consulting firm to, among other things, design and implement adequate systems of accounting and financial statement disclosure controls during the current fiscal year to comply with the requirements of the SEC. We believe that the ultimate success of our plan to improve our disclosure controls and procedures will require a combination of additional financial resources, outside consulting services, legal advice, additional personnel, further reallocation of responsibility among various persons, and substantial additional training of those of our officers, personnel and others, including certain of our directors such as our committee chairs, who are charged with implementing and/or carrying out our plan.

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

Changes in Internal Control

There have not been any changes in our internal control over financial reporting during the three month period ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On or about September 18, 2013, a lawsuit was filed by two individuals against the Company and the Company’s CEO. The plaintiffs allege that they provided business services to Kannalife Sciences, Inc. (“Kannalife”) in the amount of $150,000, including but not limited to providing strategic introductions to Kannalife and Mr. Petkanas and were seeking 17% of the issued and outstanding stock of Kannalife. The Company believed, at all times, that the allegations to be without merit and vigorously defended itself.

On or about September 30, 2013, Kannalife and Mr. Petkanas filed a motion to dismiss all five causes of action alleged against Kannalife and Mr. Petkanas.

On May 12, 2014, the court dismissed all five causes of action alleged by one plaintiff against Kannalife and Mr. Petkanas.

On March 27, 2015, the court granted permission to this plaintiff to replead his complaint (the “Repleading Plaintiff”).

On July 14, 2015, the court denied the Repleading Plaintiff’s motion to reargue, affirming the dismissal of all of the Repleading Plaintiff’s causes of action, which left, three causes of action remain open relating to the remaining plaintiff (the “Remaining Plaintiff”).

In December 2016, Kannalife and Mr. Petkanas filed a motion for summary judgment to seek the court’s decision in dismissing the remainder of the claims alleged by the Remaining Plaintiff.

On June 30, 2017, the motion for summary judgment made by Kannalife and Mr. Petkanas was granted. All remaining causes of action by the Remaining Plaintiff were dismissed.

On February 7, 2018, the Remaining Plaintiff, (the “Plaintiff-Appellant”) appealed from the June 30, 2017 decision and order of the lower court, which granted the Kannalife’s and Mr. Petkanas’ (Defendants-Respondents) motion for summary judgment dismissing all of Plaintiff-Appellant’s claims. In his amended complaint, Plaintiff-Appellant alleged the existence of an oral agreement between himself and Kannalife and Mr. Petkanas for the exchange of investments (including both money and services) from Plaintiff-Appellant in return for the transfer of 17% of Kannalife’s shares. However, Plaintiff-Appellant’s allegations consisted of nothing more than vague statements regarding what he promised to provide to Kannalife and to Mr. Petkanas in exchange for nearly one-fifth of Kannalife’s shares. And after years of litigation, including extensive depositions and document exchanges, the evidence elicited by both parties failed to clarify either the precise terms of the alleged oral agreement or that Plaintiff-Appellant actually made any investments as he allegedly promised to do. In the lower court, Kannalife and Mr. Petkanas moved for summary judgment dismissing Plaintiff-Appellant’s claims based on certain undisputed facts: that no evidence existed to show that Plaintiff-Appellant–or Stone Engineering, P.C., which is Plaintiff-Appellant’s S Corporation–made any investment at all in Kannalife; that even if Plaintiff-Appellant did make any investments, the alleged agreement is unenforceable pursuant to General Obligations Law § 5-701(a)(1) (the Statue of Frauds) because the terms cannot be completed within one year; and the contract is unenforceable as a matter of hornbook law because Plaintiff-Appellant’s own testimony establishes that he and Kannalife and Mr. Petkanas never reached a “meeting of the minds” with respect to the contours of Plaintiff-Appellant’s supposed offer of investments or the time period for transferring the shares to Plaintiff-Appellant.

On appeal, Plaintiff-Appellant argues the lower court’s decision was wrong because: (1) it was based upon an erroneous finding that Plaintiff-Appellant lacks standing to recover his shares in Kannalife; and (2) enforcement of the alleged contract is not barred by the Statute of Frauds because (a) its terms were capable of being performed within one year and (b) the alleged agreement constitutes a securities contract under UCC § 8-113 that does not require a writing to be enforceable. However, in Opposition Kannalife and Mr. Petkanas argued that the lower court’s decision should primarily be affirmed based upon an argument raised by Kannalife and Mr. Petkanas in their motion: the undisputed evidence shows that there was no meeting of the minds between Plaintiff-Appellant, and Kannalife and Mr. Petkanas regarding the terms of the alleged oral agreement. Moreover, the terms of the alleged agreement that Plaintiff-Appellant himself asserted–if they are assumed to be true for purposes of the motion and appeal–indicate that it was impossible for him to perform his obligations within one year; and a review of UCC § 8-113 along with interpretive case law requires a conclusion that the alleged agreement in this case does not constitute the type of securities contract that does not require a writing to be enforceable. Thus, to the extent an oral agreement between Plaintiff-Appellant, and Kannalife and Mr. Petkanas was ever actually created, then its enforcement is barred by the Statute of Frauds—and the lower court’s decision to dismiss Plaintiff-Appellant’s claim seeking enforcement of the alleged oral agreement was properly reached for these reasons. Accordingly, Kannalife and Mr. Petkanas believe that the 2nd Department will affirm the lower court’s decision and order entirely.

On September 28, 2018, in an attempt to correct fatal flaws in the Plaintiff-Appellant’s original case dismissed on June 30, 2017. the Plaintiff-Appellant filed a new lawsuit against Kannalife and Mr. Petkanas, alleging much, if not all of the same claims as in the original case filed by the Plaintiff-Appellant, a case which was dismissed on June 30, 2017. This new lawsuit now seeks, instead of the relief sought in the case previously dismissed, a sum of no less than $21,250,000.

Kannalife and Mr. Petkanas believe that this new case is without merit and will be ultimately dismissed in the fullness of time.

Other than aforementioned, there are no pending legal proceeding relating to our company and its CEO to which we are a party, and to our knowledge there are no material proceedings to which any of our directors, executive officers or affiliates is a party adverse to us or which have a material interest adverse to us.

Item 1A. Risk Factors.

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under the heading “Risk Factors” in our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 5, 2018. There have been no material changes from the factors disclosed in our Registration Statement on Form S-1, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

All sales of unregistered securities during the three month period ended September 30, 2018 were previously disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

** These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: November 14, 2018	By:	/s/ Dean Petkanas
Dean Petkanas
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: November 14, 2018	By:	/s/ Mark Corrao
Mark Corrao
Chief Financial Officer (Principal Financial and Accounting Officer)