Form 10-Q
period 2019-03-31
Kannalife Inc
filed 2019-05-14
CIK 1615999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ________________

Commission File Number: 000-55657

Kannalife, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	46-2645343
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3805 Old Easton Road

Doylestown, PA 18902

(Address of principal executive offices including Zip Code

(858) 883-2642

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes [   ] No [X]

As of May 10, 2019, the registrant had 69,854,141 shares of common stock (par value $0.0001) outstanding.

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KANNALIFE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$559,263	$307,131
Marketable security (available for sale)	1,525,000	2,579,640
Other receivables	49,691	99,691
Due from related party, net	9,799	16,334
Total Current Assets	2,143,753	3,002,796

Property and equipment, net	2,922	3,074
Security deposits	17,121	17,121
TOTAL ASSETS	$2,163,796	$3,022,991

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$269,355	$283,996
Payroll and related liabilities	247,396	246,067
Loan payable - related party	42,092	16,173
Total Current Liabilities	558,843	546,236

LONG TERM LIABILITIES:
Loan payable - long term	620,000	620,000
Loan payable - related party - long term	-	25,822
Convertible notes payable - long term	500,000	500,000
Total Long Term Liabilities	1,120,000	1,145,822

TOTAL LIABILITIES	1,678,843	1,692,058

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized
Series A preferred stock, 75 shares designated, 75 issued and outstanding (Liquidation preference of $75,000)	-	-
Series B preferred stock, 75 shares designated, 75 issued and outstanding (Liquidation preference of $75,000)	-	-
Common stock, $0.0001 par value, 200,000,000 authorized, 69,854,141 issued and outstanding	6,985	6,985
Additional paid-in capital	6,384,274	6,381,755
Accumulated deficit	(5,898,016)	(5,052,051)
Non-controlling interest	(8,290)	(5,756)
TOTAL STOCKHOLDERS' EQUITY	484,953	1,330,933
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,163,796	$3,022,991

The accompanying notes are an integral part of these condensed consolidated financial statements

KANNALIFE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2019	2018
NET REVENUES:
Grant Revenue	$49,291	$30,006
TOTAL NET REVENUES	49,291	30,006

OPERATING EXPENSES:
Research and development	101,278	23,766
General and administrative	451,186	92,124
TOTAL OPERATING EXPENSES	552,464	115,890

LOSS FROM OPERATIONS	(503,173)	(85,884)

OTHER EXPENSE:
Interest expense, net	(15,980)	(3,636)
Loss on conversion of convertible debt	-	(61,815)
Realized loss on marketable security	(228,039)	-
Unrealized loss on marketable security	(101,307)	-
TOTAL OTHER EXPENSE	(345,326)	(65,451)

NET LOSS BEFORE INCOME TAX	$(848,499)	$(151,335)

Income tax expense (benefit)	-	-

NET LOSS	$(848,499)	$(151,335)

Net loss attributable to noncontrolling interests	(2,534)	-

Net loss attributable to Kannalife, Inc.	$(845,965)	$(151,335)

Loss attributable to Kannalife, Inc. per common share - basic	$(0.01)	$(0.00)
Loss attributable to Kannalife, Inc. per common share - diluted	$(0.01)	$(0.00)

Weighted average common shares outstanding - basic	69,854,141	60,089,401
Weighted average common shares outstanding - diluted	69,854,141	60,089,401

KANNALIFE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(848,499)	$(151,335)
Adjustments to reconcile net loss to net cash
used in operating activities:
Loss on issuance of stock for conversion of notes payable and accrued salaries	-	61,815
Realized loss on marketable security	228,039	-
Unrealized loss on marketable security	101,307	-
Depreciation	152	-
Issuance of options for services	2,519	2,519
Changes in operating assets and liabilities:
Other receivables	50,000	-
Accounts payable and accrued expenses	(14,641)	(76,327)
Payroll and related liabilities	1,329	524
Due from related party, net	6,535	-

NET CASH USED IN OPERATING ACTIVITIES	(473,259)	(162,804)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	725,294	-

NET CASH PROVIDED BY INVESTING ACTIVITIES	725,294	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related party	97	172,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	97	172,500

Net increase in cash	252,132	9,696

Cash and cash equivalents, beginning of period	307,131	4,326

Cash and cash equivalents, end of period	$559,263	$14,022

NON-CASH ACTIVITIES:
Issuance of common stock for conversion of notes payable and accrued interest	$-	$236,104
Issuance of common stock for conversion of notes payable and accrued interest - related party	$-	$356,176
Issuance of common stock for conversion of accrued salaries	$-	$2,812,811

The accompanying notes are an integral part of these condensed consolidated financial statements

KANNALIFE, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Non-controlling interest	Total Stockholders' Equity (Deficiency)
	Shares	Amount	Shares	Amount	Shares	Amount

Balance December 31, 2017	-	$ -	-	$ -	53,281,932	$ 5,328	$2,683,776	$(5,988,866)	$ -	$(3,299,762)

Issuance of stock for conversion of notes payable	-	-	-	-	1,537,009	153	653,940	-	-	654,093
Issuance of stock for conversion of accrued salaries	-	-	-	-	5,505,200	551	2,812,260	-	-	2,812,811
Issuance of stock options for services	-	-	-	-	-	-	2,519	-	-	2,519
Net loss	-	-	-	-	-	-	-	(151,335)	-	(151,335)
Balance March 31, 2018	-	$ -	-	$ -	60,324,141	$ 6,032	$6,152,495	$(6,140,201)	$ -	$ 18,326

Balance December 31, 2018	75	$ -	75	$ -	69,854,141	$ 6,985	$6,381,755	$(5,052,051)	$ (5,756)	$1,330,933

Issuance of stock options for services	-	-	-	-	-	-	2,519	-	-	2,519
Net loss	-	-	-	-	-	-	-	(845,965)	(2,534)	(848,499)
Balance March 31, 2019	75	$ -	75	$ -	69,854,141	$ 6,985	$6,384,274	$(5,898,016)	$ (8,290)	$ 484,953

The accompanying notes are an integral part of these condensed consolidated financial statements

KANNALIFE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

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

Company assets and liabilities pre-acquisition:

Cash and cash equivalents	$289,654
Note receivable	142,500
Total assets	$432,154

Accounts payable and accrued expenses	$20,504
Loan payable - related party - long term	41,995
Convertible notes payable	500,000
Total liabilities	562,499
Total liabilities assumed	$(130,345)

The following summarized unaudited consolidated pro forma information shows the results of operations of the Company had the reverse acquisition occurred on January 1, 2018:

KANNALIFE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

Pro Forma (Unaudited) Three Months Ended March 31,
2018
Total revenues	$30,006
Net loss	$(172,724)
Net loss per common share, basic	$(0.00)
Net loss per common share, diluted	$(0.00)

The summarized unaudited consolidated pro forma results are not necessarily indicative of results which would have occurred if the acquisition had been in effect for the period presented. Further, the summarized unaudited consolidated pro forma results are not intended to be a projection of future results.

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

Unaudited Interim Financial Information

We have prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of our balance sheets, operating results, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for 2019. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

KANNALIFE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

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

Concentration Risks

During the three months ended March 31, 2019, the Company’s revenue had a concentration of 100% from one grant. The concentration of the Company’s revenue creates a potential risk to future working capital in the event that the Company is not able to continue receiving the grant revenue.

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

KANNALIFE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

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

The weighted average number of common stock equivalents not included in diluted income per share, because the effects are anti-dilutive, was 5,150,000 for the three months ended March 31, 2019. The weighted average number of common stock equivalents not included in diluted income per share, because the effects are anti-dilutive, was zero (0) for the three months ended March 31, 2018.

Research and Development

In accordance with FASB ASC 730, Research and Development (“ASC 730”) research and development (“R&D”) costs are expensed when incurred. R&D costs include supplies, clinical trial and related clinical manufacturing costs, contract and other outside service and facilities and overhead costs. Total R&D costs for the three months ended March 31, 2019 and 2018 were $101,278 and $23,766, respectively.

KANNALIFE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

Recently Issued Authoritative Guidance

In February 2016, the FASB issued ASU, Leases, which requires lessees to recognize most leases on their balance sheets as a right-of-use asset with a corresponding lease liability. Lessor accounting under the standard is substantially unchanged. Additional qualitative and quantitative disclosures are also required. The Company adopted the standard effective January 1, 2019 using the cumulative-effect adjustment transition method, which applies the provisions of the standard at the effective date without adjusting the comparative periods presented. The Company adopted the following practical expedients and elected the following accounting policies related to this standard update:

•The option to not reassess prior conclusions related to the identification, classification and accounting for initial direct costs for leases that commenced prior to January 1, 2019.

•Short-term lease accounting policy election allowing lessees to not recognize right-of-use assets and liabilities for leases with a term of 12 months or less; and

•The option to not separate lease and non-lease components for certain equipment lease asset categories such as freight car, vehicles and work equipment.

•The package of practical expedients applied to all of its leases, including (i) not reassessing whether any expired or existing contracts are or contain leases, (ii) not reassessing the lease classification for any expired or existing leases, and (iii) not reassessing initial direct costs for any existing leases.

The Company has inventoried all leases where the Company is a lessee as of the initial date of application and has examined other contracts with suppliers, vendors, customers and other outside parties to identify whether such contracts contain an embedded lease as defined under the new guidance. The Company’s lease population comprises of an office and lab, which is immaterial to the consolidated financial statements.

As a result of the above, the adoption of ASC 842 did not have a material effect on the financial statements. The Company will review for the existence of embedded leases in future agreements.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” These amendments expand the scope of Topic 718, Compensation - Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. This standard is effective for public companies for annual periods beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted as long as ASU 2014-09 has been adopted. The Company adopted the guidance on January 1, 2019. The adoption did not have a material impact on our consolidated financial statements.

NOTE 3 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The Company’s condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our accompanying condensed consolidated financial statements, the Company has had a net loss from operations of $503,173 and $85,884 for the three months ended March 31, 2019 and 2018, respectively. The net cash used in operations were $473,259 and $162,804 for the three months ended March 31, 2019 and 2018, respectively. Additionally, the Company had an accumulated deficit of $5,898,016 at March 31, 2019 and has not yet established an adequate ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

As of March 31, 2019, we had approximately $559,000 in cash and cash equivalents. Additionally, we had $1,525,000 in marketable securities (available for sale). Management plans to raise additional capital through the sale of our marketable securities. We expect that between our existing cash, cash equivalents and marketable securities we will be able to sufficiently fund our operations and capital requirements for the next 15 months.

KANNALIFE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

The Company’s history of recurring losses, and uncertainties as to whether its operations will become profitable and generate operating cash flows raise substantial doubt about its ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

KANNALIFE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

The following tables presents assets that are measured and recognized at fair value as of March 31, 2019, on a recurring basis:

	March 31, 2019
	Level 1	Level 2	Level 3	Total Carrying Value
Marketable securities – Medical Marijuana, Inc.	$1,525,000	-	-	$1,525,000

NOTE 5 – ACCRUED PAYROLL AND PAYROLL TAXES

Accrued payroll and payroll taxes at March 31, 2019 and December 31, 2018 consisted of the following:

	2019	2018
Payroll	$-	$-
Payroll taxes	247,396	246,067
Totals	$247,396	$246,067

As of March 31, 2019 and December 31, 2018, the Company has accrued payroll taxes in connection salaries paid and accrued to four officers of the Company.

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

NOTE 6 – NOTES PAYABLE

During the year ended December 31, 2017, the Company borrowed $367,500 and issued a promissory note with a maturity date of October 18, 2017. This note was later amended to extend the maturity to April 18, 2019. During the year ended December 31, 2018, the Company borrowed an additional $352,500 and issued a promissory note with a maturity date of April 18, 2019. These loans incurred 3% interest per annum. On June 29, 2018, these notes were amended to extend the maturity date to July 1, 2020 and the interest rate was changed to 8% per annum. All accrued interest prior the amendment date was forgiven. Accrued interest related to these notes is $36,690 and $24,460 as of March 31, 2019 and December 31, 2018, respectively.

Upon the consolidation of the Company and Kannalife, $100,000 of the above-mentioned borrowings was eliminated due to it being an intercompany transaction. The total, above mentioned, notes payable due is $620,000 as of March 31, 2019 and December 31, 2018.

Total interest expense on notes payable, amounted to $12,230 and $3,636 for the three months ended March 31, 2019 and 2018, respectively.

NOTE 7 – NOTES PAYABLE – RELATED PARTY

Prior to the share exchange agreement, the Company borrowed $25,822 and issued a promissory note with a maturity date of March 31, 2020. The loans represent working capital advances from shareholders, are unsecured, interest bearing 0.5%, and grant a security interest in the Company’s assets as collateral. In March 2019, this note was amended and is now non-interest bearing. Accrued interest related to this note is $226 as of March 31, 2019 and December 31, 2018, respectively.

As of December 31, 2018, due to related parties amounted to $16,173. The amounts due related parties represent working capital advances and fees for work performed by officers and shareholders, are unsecured, non-interest bearing and are due upon demand.

Total interest expense on notes payable, amounted to $0 and $0 for the three months ended March 31, 2019 and 2018, respectively.

KANNALIFE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

NOTE 8 – CONVERTIBLE NOTES PAYABLE

On May 15, 2015, the Company borrowed $35,000 and issued a convertible promissory note with a maturity date of April 30, 2016. The loan incurs 10% interest per annum. This note is convertible to the Company’s common stock at a price of $1.00 per share. In addition, the Company issued 17,500 warrants to purchase common stock with an exercise price of $1.50 per share and a term of two years. These warrants were valued at $7,525 on a relative fair value basis and were recorded as a debt discount to be amortized over the term. See below for discussion of settlement of liability through share exchange.

On August 13, 2015, the Company borrowed $50,000 and issued a convertible promissory note with a maturity date of August 12, 2016. The loan incurs 10% interest per annum and increasing to 17% per annum in the event of a default. This note is convertible to the Company’s common stock at a price of $1.00 per share. In addition, the Company issued 25,000 warrants to purchase common stock with an exercise price of $1.50 per share and a term of two years. These warrants were valued at $10,751 on a relative fair value basis and were recorded as a debt discount to be amortized over the term. See below for discussion of settlement of liability through share exchange.

On November 25, 2015, the Company borrowed $100,000 and issued a convertible promissory note with a maturity date of November 24, 2016. The loan incurs 10% interest per annum and increasing to 14% per annum in the event of a default. This note is convertible to the Company’s common stock at a price of $1.00 per share. In addition, the Company issued 50,000 warrants to purchase common stock with an exercise price of $1.50 per share and a term of two years. These warrants were valued at $21,500 on a relative fair value basis and were recorded as a debt discount to be amortized over the term. See below for discussion of settlement of liability through share exchange.

Prior to the Share Exchange, the Company issued a convertible note to an investor, face value $500,000, in exchange for $500,000 in cash. The note is unsecured, bears interest at the rate of 3% per annum and matures on February 16, 2030. The note is convertible into common stock of the Company at $0.10 per share at any time at the option of the holder, subject to a 4.9% blocking provision which prohibits the holder from converting into common stock of the Company if such conversion results in the holder owning greater than 4.9% of the outstanding common stock of the Company after giving effect to the conversion. See below for discussion of settlement of liability through share exchange.

On January 3, 2018, prior to the Share Exchange, the Company issued 563,063 shares of common stock (on a post-Share Exchange basis) for the conversion of $236,104 convertible notes payable and related accrued interest. The Company recorded a loss of $3,515 on conversion based upon the difference between the fair market value of the Company's common stock and the liabilities relieved during the three months ended March 31, 2018.

The Company determined that the transaction should be recorded at fair value due to the difference between the conversion price and the price per the agreements.

NOTE 9 – CONVERTIBLE NOTES PAYABLE - RELATED PARTY

On December 27, 2014, the Company borrowed $150,000 from a stockholder and issued a convertible promissory note with a maturity date of December 31, 2015. The loan incurs 10% interest per annum and increasing to 17% per annum in the event of a default. This note is convertible to the Company’s common stock at a price of $1.00 per share. See below for discussion of settlement of liability through share exchange.

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

KANNALIFE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

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

On January 3, 2018, prior to the Share Exchange, the Company converted these notes into 973,946 shares of common stock (on a post-Share Exchange basis) for the conversion of $356,176 convertible notes payable and related accrued interest. The difference of the $58,300 balance of the notes and the fair value of the shares issued was recorded as a loss on conversion of debt during the three months ended March 31, 2018.

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

Occupancy Leases

On April 1, 2014, the Company entered into a month to month lease arrangement for office space. The monthly rent payment is $2,700 and the security deposit is $15,000.

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

KANNALIFE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

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

From time to time the Company sends money to Golden Gate Capital (“GGCP”), a company owned by our CEO, for the advances of certain expenses and to be deposited into the bank account of Kannalife. Due to the timing of the funds transferred and expenses incurred, at times, there remains a balance due from GGCP. As of March 31, 2019, $9,799 is due from GGCP. Subsequent to the period end, GGCP has transferred all the remaining funds to Kannalife. As of the filing of these financial statements, there is no outstanding balance due from GGCP.

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

KANNALIFE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

The investment in MJNA has been recorded as an investment in non-consolidated entities and is revalued every quarter with fluctuations in fair value recorded to earnings. The fair value of the investment is based on the closing price of the shares reported on the principal stock exchange on which they are traded. At March 31, 2019 the Company held 25,000,000 shares of MJNA which traded at a closing price of $0.061, or value of $1,525,000. For the three months ended March 31, 2019, an unrealized loss of $101,307 related to the investment in MJNA. See note 2 for additional information.

NOTE 13 – STOCKHOLDERS’ EQUITY

Series A Preferred Stock – Kannalife Pre-Share Exchange

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

As of March 31, 2019 and December 31, 2018, there were 69,854,141 shares of common stock issued and outstanding, respectively.

KANNALIFE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

See Note 8 and 9 for discussion of the conversion of notes payable and accrued interest into commons stock.

The Company determined fair value of its shares of common and preferred stock based on the price at which the Company was selling its shares of common and preferred stock to third party investors.

Stock Options

On September 1, 2017, the Company entered into an agreement for consulting services. As compensation the Company issued a stock options to purchase 100,000 shares of common stock at a price of $2.00 per share and are exercisable for five years. The stock option vests in equal monthly installments of 24 months. These options were valued at $20,154 using a Black-Scholes Options Pricing Model. For the three months ended March 31, 2019 and 2018, the Company recorded $2,519 as stock based compensation, which is included in the general and administrative expenses, in the statement of operations.

NOTE 14 – SUBSEQUENT EVENTS

From April 1, 2019 through the issuance of these condensed consolidated financial statements, the Company sold an additional 6,512,000 shares of MJNA stock. The net proceeds from these sales were $320,869. The Company recognized a realized loss of $330,331 and an unrealized gain of $143,040 based on the closing price on May 8, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this quarterly report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 9, 2019.

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

Our net losses were $848,499 and $151,335 for the three months ended March 31, 2019 and 2018, respectively. We expect to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability.

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

We incurred research and development expenses of $101,278 and $23,766, for the three months ended March 31, 2019 and 2018, respectively.

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

Interest Income (Expense), net

Interest expense consists of interest expense on our notes payable. Interest income consists primarily of interest earned on our money market bank account.

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

While our significant accounting policies are more fully discussed in note 2 to our condensed consolidated financial statements appearing above, we believe that the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements.

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

Results of Operations – For the Three Month Periods Ended March 31, 2019 and 2018

Revenues

Revenues for the three months ended March 31, 2019, was $49,291 compared to $30,006 for the three months ended March 31, 2018. Our increase in revenue in 2019 was primary the result of an increase of grant revenue for research and development.

Research and Development Expenses

Research and development expenses increased by $77,512 or 326%, to $101,278 for the three months ended March 31, 2019 from $23,766 for the three months ended March 31, 2018. The increase was primarily the result of increased consulting and compensation expense related to increased product development activities.

General and Administrative Expenses

General and administrative expenses increased by $359,062 or 390%, to $451,186 for the three months ended March 31, 2019 from $92,124 for the three months ended March 31, 2018. This increase was largely the result of certain third party expenses, third party research and development expenses currently classified as general and administrative expenses and executive compensation.

Liquidity and Capital Resources

Since our inception in 2010, we have devoted most of our cash resources to research and development and general and administrative activities. We have financed our operations primarily with the proceeds from the sale of preferred stock and convertible promissory notes, state and federal grants and research services. To date, we have not generated any revenues from the sale of products, and we do not anticipate generating any revenues from the sales of products for the foreseeable future. We have incurred losses and generated negative cash flows from operations since inception. As of March 31, 2019, our principal sources of liquidity were our cash and cash equivalents, which totaled $559,263 and marketable securities, which totaled $1,525,000. Our working capital was $1,584,910 as of March 31, 2019.

Equity Financings

For the three months ended March 31, 2019 and year ended December 31, 2018, we received net proceeds of $0 and $352,000, respectively, from the sale of convertible notes and promissory notes. Immediately prior to the Share Exchange, the Company received proceeds of $150,000 for the sale of 75 shares of Series A preferred stock and 75 shares of Series B preferred stock. Additionally, the Company received $203,000 for the sale of 2,030,000 shares of common stock.

Debt

We had the following schedule of debt as of December 31, 2018 and March 31, 2019:

	December 31, 2018	March 31, 2019
Outstanding Debt Obligations:

Loan payable	$620,000	$620,000

Loan payable - related party	41,995	42,092

Convertible notes payable	500,000	500,000

Total All Debt Obligations	$1,161,995	$1,162,092

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

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
Statement of Cash Flows Data:
Total net cash provided by (used in):
Operating activities	$(473,259)	$(162,804)
Investing activities	725,294	-
Financing activities	97	172,500

Increase in cash and cash equivalents	$252,132	$9,696

Operating Activities

For the three months ended March 31, 2019, cash used in operations was $473,259 compared to $162,804 for the three months ended March 31, 2018. This was due to a net loss of $848,499 in Q1 of 2019 vs a net loss of $151,335 in Q1 of 2018.

Investing Activities

For the three months ended March 31, 2019, cash provided by investing activities was $725,294 compared to $0 for the three months ended March 31, 2018. This was due to cash received upon the sale of marketable securities.

Financing Activities

For the three months ended March 31, 2019, cash provided by financing activities was $97 compared to $172,500 for the three months ended March 31, 2018. This was due to a decrease in proceeds from notes payable.

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

In February 2016, the FASB issued ASU, Leases, which requires lessees to recognize most leases on their balance sheets as a right-of-use asset with a corresponding lease liability. Lessor accounting under the standard is substantially unchanged. Additional qualitative and quantitative disclosures are also required. The Company adopted the standard effective January 1, 2019 using the cumulative-effect adjustment transition method, which applies the provisions of the standard at the effective date without adjusting the comparative periods presented. The Company adopted the following practical expedients and elected the following accounting policies related to this standard update:

•The option to not reassess prior conclusions related to the identification, classification and accounting for initial direct costs for leases that commenced prior to January 1, 2019.

•Short-term lease accounting policy election allowing lessees to not recognize right-of-use assets and liabilities for leases with a term of 12 months or less; and

•The option to not separate lease and non-lease components for certain equipment lease asset categories such as freight car, vehicles and work equipment.

•The package of practical expedients applied to all of its leases, including (i) not reassessing whether any expired or existing contracts are or contain leases, (ii) not reassessing the lease classification for any expired or existing leases, and (iii) not reassessing initial direct costs for any existing leases.

The Company has inventoried all leases where the Company is a lessee as of the initial date of application and has examined other contracts with suppliers, vendors, customers and other outside parties to identify whether such contracts contain an embedded lease as defined under the new guidance. The Company’s lease population comprises of an office and lab, which is immaterial to the financial statements.

As a result of the above, the adoption of ASC 842 did not have a material effect on the consolidated financial statements. The Company will review for the existence of embedded leases in future agreements.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” These amendments expand the scope of Topic 718, Compensation - Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. This standard is effective for public companies for annual periods beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted as long as ASU 2014-09 has been adopted. The Company adopted the guidance on January 1, 2019. The adoption did not have a material impact on our consolidated financial statements.

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

Changes in Internal Control

There have not been any changes in our internal control over financial reporting during the three month period ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 28, 2018, in an attempt to correct fatal flaws in the Plaintiff-Appellant’s original case dismissed on June 30, 2017, the Plaintiff-Appellant filed a new lawsuit against Kannalife and Mr. Petkanas, alleging much, if not all of the same claims as in the original case filed by the Plaintiff-Appellant, a case which was dismissed on June 30, 2017. This new lawsuit now seeks, instead of the relief sought in the case previously dismissed, a sum of no less than $21,250,000.

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

Item 1A. Risk Factors.

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 9, 2019. There have been no material changes from the factors disclosed in our Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

Kannalife, Inc.

Date: May 14, 2019	By:	/s/ Dean Petkanas
Dean Petkanas
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: May 14, 2019	By:	/s/ Mark Corrao
Mark Corrao
Chief Financial Officer (Principal Financial and Accounting Officer)