Form 10-Q
period 2019-06-30
Kannalife Inc
filed 2019-08-13
CIK 1615999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

_____________________________________________

(Former Name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

As of August 13, 2019, the registrant had 69,854,141 shares of common stock (par value $0.0001) outstanding.

1

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

KANNALIFE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$537,087	$307,131
Marketable security (available for sale)	805,500	2,579,640
Other receivables	50,211	99,691
Due from related party, net	2,456	16,334
Total Current Assets	1,395,254	3,002,796

Other assets	27,490	—
Property and equipment, net	2,769	3,074
Security deposits	17,121	17,121
TOTAL ASSETS	$1,442,634	$3,022,991

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$327,949	$283,996
Payroll and related liabilities	249,537	246,067
Loan payable - related party	42,092	16,173
Total Current Liabilities	619,578	546,236

LONG TERM LIABILITIES:
Loan payable - long term	620,000	620,000
Loan payable - related party - long term	—	25,822
Convertible notes payable - long term	500,000	500,000
Total Long Term Liabilities	1,120,000	1,145,822
TOTAL LIABILITIES	1,739,578	1,692,058

Commitments and contingencies	—	—

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.0001 par value, 5,000,000 shares authorized
Series A preferred stock, 75 shares designated, 75 issued and outstanding (Liquidation preference of $75,000)	—	—
Series B preferred stock, 75 shares designated, 75 issued and outstanding (Liquidation preference of $75,000)	—	—
Common stock, $0.0001 par value, 200,000,000 authorized, 69,854,141 issued and outstanding	6,985	6,985
Additional paid-in capital	6,386,793	6,381,755
Accumulated deficit	(6,680,091)	(5,052,051)
Non-controlling interest	(10,631)	(5,756)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(296,944)	1,330,933
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,442,634	$3,022,991

The accompanying notes are an integral part of these condensed consolidated financial statements

KANNALIFE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
NET REVENUES:
Grant Revenue	$52,768	$36,858	$102,059	$66,864
TOTAL NET REVENUES	52,768	36,858	102,059	66,864

OPERATING EXPENSES:
Research and development	148,959	34,871	250,237	58,637
General and administrative	458,581	95,311	909,767	187,435
TOTAL OPERATING EXPENSES	607,540	130,182	1,160,004	246,072

LOSS FROM OPERATIONS	(554,772)	(93,324)	(1,057,945)	(179,208)

OTHER (EXPENSE) INCOME:
Interest expense, net	(15,980)	(4,514)	(31,960)	(8,150)
Other (expense) income, net	—	31,183	—	31,183
Loss on conversion of convertible debt	—	—	—	(61,815)
Realized gain on investment	—	3,901,974	—	3,901,974
Net gains and losses recognized during the period on equity securities	(213,664)	—	(543,010)	—
TOTAL OTHER EXPENSE	(229,644)	3,928,643	(574,970)	3,863,192

NET (LOSS) INCOME BEFORE INCOME TAX	$(784,416)	$3,835,319	$(1,632,915)	$3,683,984

Income tax expense (benefit)	—	772,000	—	772,000

NET (LOSS) INCOME	$(784,416)	$3,063,319	$(1,632,915)	$2,911,984

Net loss attributable to noncontrolling interests	(2,341)	—	(4,875)	—

Net (loss) income attributable to Kannalife, Inc.	$(782,075)	$3,063,319	$(1,628,040)	$2,911,984

(Loss) income attributable to Kannalife, Inc. per common share - basic	$(0.01)	$0.05	$(0.02)	$0.05
(Loss) income attributable to Kannalife, Inc. per common share - diluted	$(0.01)	$0.05	$(0.02)	$0.05

Weighted average common shares outstanding - basic	69,854,141	60,324,141	69,854,141	60,207,419
Weighted average common shares outstanding - diluted	69,854,141	60,324,141	69,854,141	60,207,419

The accompanying notes are an integral part of these condensed consolidated financial statements

KANNALIFE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,632,915)	$2,911,984
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Loss on issuance of stock for conversion of notes payable and accrued interest	—	61,815
Realized gain on investment	—	(3,901,974)
Net gains and losses recognized during the period on equity securities	213,664	—
Depreciation	305	—
Issuance of options for services	5,038	5,038
Provision for deferred income taxes	—	772,000
Changes in operating assets and liabilities:
Security deposits	—	(2,121)
Other receivables	49,480	—
Accounts payable and accrued expenses	43,953	(151,257)
Payroll and related liabilities	3,470	3,885
Due from related party, net	13,878	—
NET CASH USED IN OPERATING ACTIVITIES	(1,303,127)	(300,630)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	1,560,476	—
Purchase of other asset	(27,490)	—

NET CASH PROVIDED BY INVESTING ACTIVITIES	1,532,986	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	—	345,000
Proceeds from notes payable - related party	97	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	97	345,000

Net increase in cash	229,956	44,370

Cash and cash equivalents, beginning of period	307,131	4,326

Cash and cash equivalents, end of period	$537,087	$48,696

NON-CASH ACTIVITIES:
Issuance of common stock for conversion of notes payable and accrued interest	$—	$592,280
Issuance of common stock for conversion of accrued salaries	$—	$2,812,811

The accompanying notes are an integral part of these condensed consolidated financial statements

KANNALIFE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Total Stockholders’ Equity (Deficit)
Balance December 31, 2017	—	$—	—	$—	53,281,932	$5,328	$2,683,776	$(5,988,866)	$—	$(3,299,762)
Issuance of stock for conversion of notes payable	—	—	—	—	1,537,009	153	653,940	—	—	654,093
Issuance of stock for conversion of accrued salaries	—	—	—	—	5,505,200	551	2,812,260	—	—	2,812,811
Issuance of stock options for services	—	—	—	—	—	—	2,519	—	—	2,519
Net loss	—	—	—	—	—	—	—	(151,335)	—	(151,335)
Balance March 31, 2018	—	$—	—	$—	60,324,141	$6,032	$6,152,495	$(6,140,201)	$—	$18,326
Issuance of stock options for services	—	—	—	—	—	—	2,520	—	—	2,520
Net income	—	—	—	—	—	—	—	3,063,319	—	3,063,319
Balance June 30, 2018	—	$—	—	$—	60,324,141	$6,032	$6,155,015	$(3,076,882)	$—	$3,084,165

Balance December 31, 2018	75	$—	75	$—	69,854,141	$6,985	$6,381,755	$(5,052,051)	$(5,756)	$1,330,933
Issuance of stock options for services	—	—	—	—	—	—	2,519	—	—	2,519
Net loss	—	—	—	—	—	—	—	(845,965)	(2,534)	(848,499)
Balance March 31, 2019	75	$—	75	$—	69,854,141	$6,985	$6,384,274	$(5,898,016)	$(8,290)	$484,953
Issuance of stock options for services	—	—	—	—	—	—	2,519	—	—	2,519
Net loss	—	—	—	—	—	—	—	(782,075)	(2,341)	(784,416)
Balance June 30, 2019	75	$—	75	$—	69,854,141	$6,985	$6,386,793	$(6,680,091)	$(10,631)	$(296,944)

The accompanying notes are an integral part of these condensed consolidated financial statements

KANNALIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019
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

Company assets and liabilities pre-acquisition:

Cash and cash equivalents	$289,654
Note receivable	142,500
Total assets	$432,154

Accounts payable and accrued expenses	$20,504
Loan payable - related party - long term	41,995
Convertible notes payable - related party	500,000
Total liabilities	562,499
Total liabilities assumed	$(130,345)

KANNALIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019
(UNAUDITED)

The following summarized unaudited consolidated pro forma information shows the results of operations of the Company had the reverse acquisition occurred on January 1, 2018:

Pro Forma (Unaudited) Six Months Ended June 30,
2018
Total revenues	$66,864
Net income	$2,836,768
Net income per common share, basic	$0.05
Net income per common share, diluted	$0.05

The summarized unaudited consolidated pro forma results are not necessarily indicative of results which would have occurred if the acquisition had been in effect for the period presented. Further, the summarized unaudited consolidated pro forma results are not intended to be a projection of future results.

Name Change

On November 9, 2018, the Company filed an amendment to its certificate of incorporation with the Delaware Secretary of State that changed its name to Kannalife, Inc. The Company concurrently submitted a request to FINRA for approval of the name change as well as a ticker symbol change. The Company’s name change and ticker change was reviewed and processed by FINRA and went effective January 17, 2019.

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

KANNALIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019
(UNAUDITED)

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

Concentration Risks

During the six months ended June 30, 2019, the Company’s revenue had a concentration of 100% from one grant. The concentration of the Company’s revenue creates a potential risk to future working capital in the event that the Company is not able to continue receiving the grant revenue.

Joint Venture

On June 18, 2019, the Company, along with MJNA which is a significant shareholder and AXIM biotechnologies whose president is affiliated with a shareholder, entered into a joint venture agreement with an industrial hemp production farm for the supply of certain industrial hemp CBD crops. The purpose of the joint venture is to share in the harvested yield of the hemp production which the Company hopes to result in a steady industrial hemp CBD supply for research and development purposes. The Company accounts for its participation in the joint venture under the equity method of accounting.

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

KANNALIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019
(UNAUDITED)

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

The weighted average number of common stock equivalents not included in diluted income per share, because the effects are anti-dilutive, was 5,150,000 for the three and six months ended June 30, 2019. The weighted average number of common stock equivalents not included in diluted income per share, because the effects are anti-dilutive, was zero (0) for the three and six months ended June 30, 2018.

Research and Development

In accordance with FASB ASC 730, Research and Development (“ASC 730”) research and development (“R&D”) costs are expensed when incurred. R&D costs include supplies, clinical trial and related clinical manufacturing costs, contract and other outside service and facilities and overhead costs. Total R&D costs for the three months ended June 30, 2019 and 2018 were $148,959 and $34,871, respectively. Total R&D costs for the six months ended June 30, 2019 and 2018 were $250,237 and $58,637, respectively.

Recently Issued Authoritative Guidance

In February 2016, the FASB issued ASU, Leases, which requires lessees to recognize most leases on their balance sheets as a right-of-use asset with a corresponding lease liability. Lessor accounting under the standard is substantially unchanged. Additional qualitative and quantitative disclosures are also required. The Company adopted the standard effective January 1, 2019 using the cumulative-effect adjustment transition method, which applies the provisions of the standard at the effective date without adjusting the comparative periods presented. The Company adopted the following practical expedients and elected the following accounting policies related to this standard update:

•	The option to not reassess prior conclusions related to the identification, classification and accounting for initial direct costs for leases that commenced prior to January 1, 2019.
•	Short-term lease accounting policy election allowing lessees to not recognize right-of-use assets and liabilities for leases with a term of 12 months or less; and
•	The option to not separate lease and non-lease components for certain equipment lease asset categories such as freight car, vehicles and work equipment.
•	The package of practical expedients applied to all of its leases, including (i) not reassessing whether any expired or existing contracts are or contain leases, (ii) not reassessing the lease classification for any expired or existing leases, and (iii) not reassessing initial direct costs for any existing leases.

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

KANNALIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019
(UNAUDITED)

Note 3 – Going Concern and Management’s Liquidity Plans

The Company’s condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our accompanying condensed consolidated financial statements, the Company has had a net loss from operations of $1,057,945 and $179,208 for the six months ended June 30, 2019 and 2018, respectively. The net cash used in operations were $1,303,127 and $300,630 for the six months ended June 30, 2019 and 2018, respectively. Additionally, the Company had an accumulated deficit of $6,680,091 at June 30, 2019 and has not yet established an adequate ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

As of June 30, 2019, we had $537,087 in cash and cash equivalents. Additionally, we had $805,500 in marketable securities (available for sale). Management plans to raise additional capital through the sale of our marketable securities. We expect that between our existing cash, cash equivalents and marketable securities we will be able to sufficiently fund our operations and capital requirements for the next 12 months.

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

Level 1 Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2 Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3 Pricing inputs that are generally unobservable inputs and not corroborated by market data.

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

On or about April 2014, Kannalife delivered 6,408,980 of the aforementioned Kannalife restricted common stock to General Hemp on behalf of Kannaway and such shares were made to Kannaway as the beneficiary. The Company recorded the fair market value of the common stock at $256,359 or $0.04 per share. The Company valued the shares based upon other transactions of the Company's common stock around the same time frame. The Company accounted for the transaction as a cost investment.

KANNALIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019
(UNAUDITED)

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

The following table presents assets that are measured and recognized at fair value as of June 30, 2019, on a recurring basis:

	June 30, 2019
	Level 1	Level 2	Level 3	Total Carrying Value
Marketable securities – Medical Marijuana, Inc.	$805,500	—	—	$805,500

Note 5 – Accrued Payroll and Payroll Taxes

Accrued payroll and payroll taxes at June 30, 2019 and December 31, 2018 consisted of the following:

	2019	2018
Payroll	$—	$—
Payroll taxes	249,537	246,067
Totals	$249,537	$246,067

As of June 30, 2019 and December 31, 2018, the Company had accrued payroll taxes in connection with salaries paid and accrued to four officers of the Company.

In July of 2018, the Company entered into a new employment agreement with its CEO. The initial term of the agreement was for two years and automatically renews for successive one year terms.

In July of 2018, the Company entered into new employment agreements with three officers. The initial term of these agreements were for one year and automatically renew for successive six month terms.

See Note 13 for discussion of accrued payroll converted into common stock.

Note 6 – Notes Payable

During the year ended December 31, 2017, the Company borrowed $367,500 and issued a promissory note with a maturity date of October 18, 2017. This note was later amended to extend the maturity to April 18, 2019. During the year ended December 31, 2018, the Company borrowed an additional $352,500 and issued a promissory note with a maturity date of April 18, 2019. These loans incurred 3% interest per annum. On June 29, 2018, these notes were amended to extend the maturity date to July 1, 2020 and the interest rate was changed to 8% per annum. All accrued interest prior the amendment date was forgiven. Accrued interest related to these notes is $48,921 and $24,460 as of June 30, 2019 and December 31, 2018, respectively.

Upon the consolidation of the Company and Kannalife, $100,000 of the above-mentioned borrowings was eliminated due to it being an intercompany transaction. The total, above mentioned, notes payable due was $620,000 as of June 30, 2019 and December 31, 2018.

Total interest expense on notes payable, amounted to $12,230 and $4,514 for the three months ended June 30, 2019 and 2018, respectively. Total interest expense on notes payable, amounted to $24,460 and $8,150 for the six months ended June 30, 2019 and 2018, respectively.

NOTE 7 – NOTES PAYABLE – RELATED PARTY

Prior to the share exchange agreement, the Company borrowed $25,822 and issued a promissory note with a maturity date of March 31, 2020. The loans represent working capital advances from shareholders, are unsecured, interest bearing 0.5%, and grant a security interest in the Company’s assets as collateral. In March 2019, this note was amended and is now non-interest bearing. Accrued interest related to this note is $226 as of June 30, 2019 and December 31, 2018, respectively.

KANNALIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019
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
JUNE 30, 2019
(UNAUDITED)

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

On September 15, 2015, the Company entered into a one year lease arrangement for office space. The Company has amended this lease to extend the term through June 30, 2019. The monthly rent payment is $249 and the security deposit is $183.

On February 1, 2018, the Company entered into a month to month lease arrangement for laboratory space. The monthly rent payment is $500.

On July 1, 2018, the Company entered into a one year lease arrangement for office space, with the option to renew the lease annually. On September 1, 2018, the Company subleased this office space to a third party. The Sublessee will pay 100% of rent for months September through November 2018 and will pay 50% of rent until expiration of lease on June 30, 2019. The monthly rent payment is $2,600 and a security deposit of $2,121. As of the filing date, the company has a month to month rental arrangement and is in talks to renew the lease.

Royalty Agreements

On June 12, 2012, the Company entered into a Patent License Agreement with agencies of the United States Public Health Services within the Department of Health and Human Services (“PHS”). Under the License Agreement, PHS granted the Company an exclusive right to use and develop certain patents relating to Cannabinoids as Antioxidants and Neuroprotectants. In exchange for the License, the Company has agreed to the following payments:

•	a $30,000 license issue royalty within 90 days of the execution of the agreement
•	a minimum annual royalty in the amount of $10,000
•	3% royalty on net sales from any sales of licensed products or practice of licensed processes
•	milestone payment of $40,000 upon initiation of first Phase I clinical trial
•	milestone payment of $100,000 upon initiation of first Phase II clinical trial
•	milestone payment of $250,000 upon completion of first Phase III clinical trial
•	milestone payment of $500,000 upon first marketing approval by FDA
•	a sublicensing royalty of 12% on the fair market value of any consideration received for granting each sublicense

KANNALIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019
(UNAUDITED)

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

From time to time the Company sends money to Golden Gate Capital (“GGCP”), a company owned by our CEO, for the advances of certain expenses and to be deposited into the bank account of Kannalife. Due to the timing of the funds transferred and expenses incurred, at times, there remains a balance due from GGCP. As of June 30, 2019, $2,456 is due from GGCP. Subsequent to the period end, GGCP has transferred all the remaining funds to Kannalife. As of the filing of these financial statements, there is no outstanding balance due from GGCP.

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

The investment in MJNA has been recorded as an investment in non-consolidated entities and is revalued every quarter with fluctuations in fair value recorded to earnings. The fair value of the investment is based on the closing price of the shares reported on the principal stock exchange on which they are traded. At June 30, 2019 the Company held 15,000,000 shares of MJNA which traded at a closing price of $0.0537, or value of $805,500. In the following table, gains/losses on equity securities sold in the period reflect the difference between proceeds from sales and the fair value of the equity security sold at the beginning of the period or the purchase date, if later. See note 4 for additional information.

The following table summarizes the gains and losses recognized during the three month period ending June 30, 2019:

Net gains and (losses) recognized during the period on equity securities	$(213,664)
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	104,165
Unrealized gains and (losses) recognized during the period on equity securities still held at the reporting date	$(109,499)

The following table summarizes the gains and losses recognized during the six month period ending June 30, 2019:

Net gains and (losses) recognized during the period on equity securities	$(543,010)
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	91,011
Unrealized gains and (losses) recognized during the period on equity securities still held at the reporting date	$(451,999)

KANNALIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019
(UNAUDITED)

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

As of June 30, 2019 and December 31, 2018, there were 69,854,141 shares of common stock issued and outstanding, respectively.

See Note 8 and 9 for discussion of the conversion of notes payable and accrued interest into commons stock.

The Company determined fair value of its shares of common and preferred stock based on the price at which the Company was selling its shares of common and preferred stock to third party investors.

Stock Options

On September 1, 2017, the Company entered into an agreement for consulting services. As compensation the Company issued a stock option to purchase 100,000 shares of common stock at a price of $2.00 per share and is exercisable for five years. The stock option vests in equal monthly installments of 24 months. These options were valued at $20,154 using a Black-Scholes Options Pricing Model.

For the three months ended June 30, 2019 and 2018, the Company recorded $2,519 as stock based compensation, which is included in the general and administrative expenses, in the statement of operations. For the six months ended June 30, 2019 and 2018, the Company recorded $5,038 as stock based compensation, which is included in the general and administrative expenses, in the statement of operations.

Note 14 – Subsequent Events

From July 1, 2019 through the issuance of these condensed consolidated financial statements, there were no transactions of MJNA stock. The Company recognized an unrealized loss of $145,500 based on the closing price on August 5, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this quarterly report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” in our Registration Statement on Form S-1, as amended, and Form 10-K filed with the Securities and Exchange Commission on July 30, 2019, and April 9, 2019, respectively.

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

On November 9, 2018, the Company filed an amendment to its certificate of incorporation with the Delaware Secretary of State to change its name to Kannalife, Inc. The Company concurrently submitted a request to FINRA for approval of the name change as well as a ticker symbol change. The Company’s name change and ticker change was reviewed and processed by FINRA and went effective January 17, 2019.

Business Overview

As a result of the Share Exchange, the Company’s core businesses are comprised of the following:

•	A drug development company focused on the research and development (R&D) of synthetic and phyto-medical products from:

o	naturally recurring sources, including but not limited to cannabis, hemp, and other similar species of plantae;
o	semi-synthetic sources; and
o	synthetic and bio-synthetic sources.

•	Drug discovery platform to evaluate and potentially treat neurological and oxidative stress related disorders such as Overt Hepatic Encephalopathy (“OHE”), Chronic Traumatic Encephalopathy (“CTE”) and Chemotherapy Induced Peripheral Neuropathy (“CIPN ”) with high quality assured, quality controlled cGMP pharmaceutical grade semi-synthetic and synthetic cannabinoids, cannabidiol (“CBD”), and cannabidiol-like molecules.

•	Topical skin care pre-clinical program designed to some of its patented, proprietary cannabidiol-derived new chemical entities (“NCEs”), for use as topical solutions, ointments, and creams for disorders such as diabetic neuropathies, diabetic ulcers, and for use as an anti-pruritic. Anti-pruritics are known as anti-itch drugs and medications that inhibit the itching often associated with a variety of disorders and diseases.

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

Our net losses were $784,416 and $1,632,915 for the three and six months ended June 30, 2019, respectively. We expect to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability.

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

Research and Development Expenses

Our research and development expenses consist of expenses incurred in development and preclinical studies relating to our product candidates, including:

•	expenses associated with preclinical development;
•	personnel-related expenses, such as salaries, benefits, travel and other related expenses, including stock-based compensation;
•	payments to third-party contract research organizations, or CROs, contractor laboratories and independent contractors; and
•	depreciation, maintenance and other facility-related expenses.

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

We incurred research and development expenses of $148,959 and $34,871 for the three months ended June 2019 and 2018. We incurred research and development expenses of $250,237 and $58,637, for the six months ended June 30, 2019 and 2018, respectively.

We expect that our research and development expenses in 2019 and for the next several years will be higher than in 2018 as a result of the work needed for our expected initiation of our Phase 1 clinical trials of KLS-13019 in the second half of 2019 and KLS-13023 by early 2020. These expenditures are subject to numerous uncertainties regarding timing and cost to completion. Completion of our preclinical development and clinical trials may take several years or more and the length of time generally varies according to the type, complexity, novelty and intended use of a product candidate. The cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development, including, among others:

•	the number of sites included in the clinical trials;
•	the length of time required to enroll suitable patients;
•	the size of patient populations participating in the clinical trials;
•	the duration of patient follow-ups;
•	the development stage of the product candidates; and
•	the efficacy and safety profile of the product candidates.

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

Results of Operations – For the Three Month Periods Ended June 30, 2019 and 2018

Revenues

Revenues for the three months ended June 30, 2019, was $52,768 compared to $36,858 for the three months ended June 30, 2018. Our increase in revenue in 2019 was primary the result of an increase of grant revenue for research and development.

Research and Development Expenses

Research and development expenses increased by $114,088 or 327%, to $148,959 for the three months ended June 30, 2019 from $34,871 for the three months ended June 30, 2018. The increase was primarily the result of increased consulting and compensation expense related to increased product development activities.

General and Administrative Expenses

General and administrative expenses increased by $363,270 or 381%, to $458,581 for the three months ended June 30, 2019 from $95,311 for the three months ended June 30, 2018. This increase was largely the result of certain third party expenses, third party research and development expenses currently classified as general and administrative expenses and executive compensation.

Results of Operations – For the Six Month Periods Ended June 30, 2019 and 2018

Revenues

Revenues for the six months ended June 30, 2019, was $102,059 compared to $66,864 for the six months ended June 30, 2018. Our increase in revenue in 2019 was primary the result of an increase of grant revenue for research and development.

Research and Development Expenses

Research and development expenses increased by $191,600 or 327%, to $250,237 for the six months ended June 30, 2019 from $58,637 for the six months ended June 30, 2018. The increase was primarily the result of increased consulting and compensation expense related to increased product development activities.

General and Administrative Expenses

General and administrative expenses increased by $722,332 or 385%, to $909,767 for the six months ended June 30, 2019 from $187,435 for the six months ended June 30, 2018. This increase was largely the result of certain third party expenses, third party research and development expenses currently classified as general and administrative expenses and executive compensation.

Liquidity and Capital Resources

Since our inception in 2010, we have devoted most of our cash resources to research and development and general and administrative activities. We have financed our operations primarily with the proceeds from the sale of preferred stock and convertible promissory notes, state and federal grants and research services. To date, we have not generated any revenues from the sale of products, and we do not anticipate generating any revenues from the sales of products for the foreseeable future. We have incurred losses and generated negative cash flows from operations since inception. As of June 30, 2019, our principal sources of liquidity were our cash and cash equivalents, which totaled $537,087 and marketable securities, which totaled $805,500. Our working capital was $775,676 as of June 30, 2019.

Equity Financings

For the six months ended June 30, 2019 and year ended December 31, 2018, we received net proceeds of $0 and $352,000, respectively, from the sale of convertible notes and promissory notes. Immediately prior to the Share Exchange, the Company received proceeds of $150,000 for the sale of 75 shares of Series A preferred stock and 75 shares of Series B preferred stock. Additionally, the Company received $203,000 for the sale of 2,030,000 shares of common stock.

Debt

We had the following schedule of debt as of December 31, 2018 and June 30, 2019:

	December 31, 2018	June 30, 2019
Outstanding Debt Obligations:
Loan payable	$620,000	$620,000
Loan payable - related party	41,995	42,092
Convertible notes payable	500,000	500,000
Total All Debt Obligations	$1,161,995	$1,162,092

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

Our future use of operating cash and capital requirements will depend on many forward-looking factors, including the following:

•	the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our product candidates;
•	the clinical development plans we establish for these product candidates;
•	the number and characteristics of product candidates that we develop or may in-license;
•	the terms of any collaboration agreements we may choose to execute;
•	the outcome, timing and cost of meeting regulatory requirements established by the DEA, the FDA, the EMA or other comparable foreign regulatory authorities;
•	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;
•	the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us;
•	costs and timing of the implementation of commercial scale manufacturing activities; and
•	the cost of establishing, or outsourcing, sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own.

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

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the six months ended June 30, 2019 and 2018.

	Six Months Ended June 30,
	2019	2018
Statement of Cash Flows Data:
Total net cash provided by (used in):
Operating activities	$(1,303,127)	$(300,630)
Investing activities	1,532,986	—
Financing activities	97	345,000
Increase in cash	$229,956	$44,370

Operating Activities

For the six months ended June 30, 2019, cash used in operations was $1,303,127 compared to $300,630 for the six months ended June 30, 2018.

Investing Activities

For the six months ended June 30, 2019, cash provided by investing activities was $1,532,986 compared to $0 for the six months ended June 30, 2018. This was due to cash received upon the sale of marketable securities.

Financing Activities

For the six months ended June 30, 2019, cash provided by financing activities was $97 compared to $345,000 for the six months ended June 30, 2018.

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

In February 2016, the FASB issued ASU, Leases, which requires lessees to recognize most leases on their balance sheets as a right-of-use asset with a corresponding lease liability. Lessor accounting under the standard is substantially unchanged. Additional qualitative and quantitative disclosures are also required. The Company adopted the standard effective January 1, 2019 using the cumulative-effect adjustment transition method, which applies the provisions of the standard at the effective date without adjusting the comparative periods presented. The Company adopted the following practical expedients and elected the following accounting policies related to this standard update:

•	The option to not reassess prior conclusions related to the identification, classification and accounting for initial direct costs for leases that commenced prior to January 1, 2019.
•	Short-term lease accounting policy election allowing lessees to not recognize right-of-use assets and liabilities for leases with a term of 12 months or less; and
•	The option to not separate lease and non-lease components for certain equipment lease asset categories such as freight car, vehicles and work equipment.
•	The package of practical expedients applied to all of its leases, including (i) not reassessing whether any expired or existing contracts are or contain leases, (ii) not reassessing the lease classification for any expired or existing leases, and (iii) not reassessing initial direct costs for any existing leases.

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

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management has concluded that our internal control over financial reporting was not effective as of June 30, 2019, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Steps that the Company believes it must undertake is to retain a consulting firm to, among other things, design and implement adequate systems of accounting and financial statement disclosure controls during the current fiscal year to comply with the requirements of the SEC. We believe that the ultimate success of our plan to improve our disclosure controls and procedures will require a combination of additional financial resources, outside consulting services, legal advice, additional personnel, further reallocation of responsibility among various persons, and substantial additional training of those of our officers, personnel and others, including certain of our directors such as our committee chairs, who are charged with implementing and/or carrying out our plan.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as required in Rule 13a-15(b). We are conducting an evaluation to design and implement adequate systems of accounting and financial statement disclosure controls. We expect to complete this review during 2019 to comply with the requirement of the SEC. We believe that the ultimate success of our plan to improve our internal control over financial reporting will require a combination of additional financial resources, outside consulting services, legal advice, additional personnel, further reallocation of responsibility among various persons, and substantial additional training of our officers, personnel and others, including certain of our directors such as our Chairman of the Board and Chief Financial Officer, who are charged with implementing and/or carrying out our plan. It should also be noted that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Changes in Internal Control

There have not been any changes in our internal control over financial reporting during the six month period ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under the heading “Risk Factors” in our Registration Statement on Form S-1, as amended, and Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 30, 2019, and April 9, 2019, respectively. There have been no material changes from the factors disclosed in our Registration Statement on Form S-1, as amended, or Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No sales of unregistered equity securities occurred during the quarter ended June 30, 2019.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101. INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Taxonomy Extension Label Linkbase Document
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: August 13, 2019	By:	/s/ Dean Petkanas
Dean Petkanas
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: August 13, 2019	By:	/s/ Mark Corrao
Mark Corrao
Chief Financial Officer (Principal Financial and Accounting Officer)

