Form 10-Q
period 2019-09-30
Kannalife Inc
filed 2019-11-13
CIK 1615999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ________________

Commission File Number: 000-55657

Kannalife, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	46-2645343
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3805 Old Easton Road

Doylestown, PA 18902

(Address of principal executive offices including Zip Code)

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐  No ☒

As of November 13, 2019, the registrant had 74,225,141 shares of common stock (par value $0.0001) outstanding.

1

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

KANNALIFE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$120,550	$307,131
Marketable security (available for sale)	395,205	2,579,640
Other receivables	9,299	99,691
Due from related party, net	—	16,334
Total Current Assets	525,054	3,002,796

NON-CURRENT ASSETS:
Other assets	27,490	—
Property and equipment, net	79,480	3,074
Security deposits	17,121	17,121
Total Non-Current Assets	124,091	20,195
TOTAL ASSETS	$649,145	$3,022,991

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$290,321	$283,996
Payroll and related liabilities	247,074	246,067
Loan payable	620,000	—
Loan payable - related party	42,092	16,173
Capital lease obligations	7,460	—
Total Current Liabilities	1,206,947	546,236

LONG TERM LIABILITIES:
Loan payable - long term	—	620,000
Loan payable - related party - long term	—	25,822
Convertible notes payable - long term	376,373	500,000
Capital lease obligation - long term portion	28,426	—
Total Long Term Liabilities	404,799	1,145,822
TOTAL LIABILITIES	1,611,746	1,692,058

Commitments and contingencies	—	—

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.0001 par value, 5,000,000 shares authorized
Series A preferred stock, 75 shares designated, 75 issued and outstanding (Liquidation preference of $75,000)	—	—
Series B preferred stock, 75 shares designated, 75 issued and outstanding (Liquidation preference of $75,000)	—	—
Common stock, $0.0001 par value, 200,000,000 authorized, 74,225,141 and 69,854,141 issued and outstanding, respectively	7,422	6,985
Additional paid-in capital	6,794,612	6,381,755
Accumulated deficit	(7,764,635)	(5,052,051)
Non-controlling interest	—	(5,756)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(962,601)	1,330,933
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$649,145	$3,022,991

The accompanying notes are an integral part of these condensed consolidated financial statements

KANNALIFE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
NET REVENUES:
Grant Revenue	$23,968	$38,101	$126,027	$104,965
TOTAL NET REVENUES	23,968	38,101	126,027	104,965

OPERATING EXPENSES:
Research and development	189,443	67,059	439,680	125,696
General and administrative	601,567	349,782	1,511,334	537,217
TOTAL OPERATING EXPENSES	791,010	416,841	1,951,014	662,913

LOSS FROM OPERATIONS	(767,042)	(378,740)	(1,824,987)	(557,948)

OTHER (EXPENSE) INCOME:
Interest expense, net	(17,794)	(6,962)	(49,754)	(15,112)
Other (expense) income, net	—	—	—	31,183
Loss on conversion of convertible debt	—	—	—	(61,815)
Realized gain on investment	—	—	—	3,901,974
Net gains and losses recognized during the period on marketable security	(301,661)	(415,833)	(844,671)	(415,833)
TOTAL OTHER (EXPENSE) INCOME	(319,455)	(422,795)	(894,425)	3,440,397

NET (LOSS) INCOME BEFORE INCOME TAX	$(1,086,497)	$(801,535)	$(2,719,412)	$2,882,449

Income tax expense (benefit)	—	—	—	772,000

NET (LOSS) INCOME	$(1,086,497)	$(801,535)	$(2,719,412)	$2,110,449

Net loss attributable to noncontrolling interests	(1,953)	(2,272)	(6,828)	(2,272)

Net (loss) income attributable to Kannalife, Inc.	$(1,084,544)	$(799,263)	$(2,712,584)	$2,112,721

(Loss) income attributable to Kannalife, Inc. per common share - basic	$(0.02)	$(0.01)	$(0.04)	$0.03
(Loss) income attributable to Kannalife, Inc. per common share - diluted	$(0.02)	$(0.01)	$(0.04)	$0.03

Weighted average common shares outstanding - basic	70,934,271	67,264,467	70,218,141	62,585,619
Weighted average common shares outstanding - diluted	70,934,271	67,264,467	70,218,141	67,828,952

The accompanying notes are an integral part of these condensed consolidated financial statements

KANNALIFE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,719,412)	$2,110,449
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Loss on issuance of stock for conversion of notes payable and accrued salaries	—	61,815
Realized gain on investment	—	(3,901,974)
Net gains and losses recognized during the period on marketable security	301,661	415,833
Depreciation	1,430	—
Stock based compensation	275,878	7,558
Provision for deferred income taxes	—	772,000
Changes in operating assets and liabilities:
Security deposits	—	(2,121)
Other receivables	90,392	(19,651)
Accounts payable and accrued expenses	32,698	(148,192)
Payroll and related liabilities	1,007	6,662
Due from related party, net	16,334	(65,326)

NET CASH USED IN OPERATING ACTIVITIES	(2,000,012)	(762,947)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received upon acquisition	—	289,654
Proceeds from sale of marketable securities	1,882,774	—
Purchase of equipment	(41,950)	—
Purchase of other asset	(27,490)	—

NET CASH PROVIDED BY INVESTING ACTIVITIES	1,813,334	289,654

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series A Preferred stock	—	75,000
Proceeds from issuance of Series B Preferred stock	—	75,000
Proceeds from issuance of common stock	—	203,000
Proceeds from notes payable	—	345,000
Proceeds from notes payable - related party	97	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	97	698,000

Net (decrease) increase in cash	(186,581)	224,707

Cash and cash equivalents, beginning of period	307,131	4,326

Cash and cash equivalents, end of period	$120,550	$229,033

NON-CASH ACTIVITIES:
Issuance of common stock for conversion of notes payable and accrued interest	$150,000	$236,104
Issuance of common stock for remaining share of non-controlling interest	$12,584	—
Property and equipment financed through capital leases	$35,886	—
Issuance of common stock for conversion of notes payable and accrued interest - related party	$—	$356,176
Issuance of common stock for conversion of accrued salaries	$—	$2,812,810
Net liabilities assumed from reverse acquisition	$—	$130,346

The accompanying notes are an integral part of these condensed consolidated financial statements

KANNALIFE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Non-controlling interest	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2017	—	$—	—	$—	53,281,932	$5,328	$2,683,776	$(5,988,866)	$—	$(3,299,762)
Issuance of stock options for services	—	—	—	—	—	—	7,558	—	—	7,558
Issuance of common stock for conversion of notes payable	—	—	—	—	1,537,009	153	653,940	—	—	654,093
Issuance of common stock for conversion of accrued salaries	—	—	—	—	5,505,200	551	2,812,260	—	—	2,812,811
Issuance of common stock for cash	—	—	—	—	2,030,000	203	202,797	—	—	203,000
Issuance of Series A Preferred stock for cash	75	—	—	—	—	—	75,000	—	—	75,000
Issuance of Series B Preferred stock for cash	—	—	75	—	—	—	75,000	—	—	75,000
Effect of reverse recapitalization transaction	—	—	—	—	7,500,000	750	(131,096)	—	—	(130,346)
Net income	—	—	—	—	—	—	—	2,112,721	(2,272)	2,110,449
Balance at September 30, 2018	75	$—	75	$—	69,854,141	$6,985	$6,379,235	$(3,876,145)	$(2,272)	$2,507,803
Balance at June 30, 2018	—	$—	—	$—	60,324,141	$6,032	$6,155,015	$(3,076,882)	$—	$3,084,165
Issuance of stock options for services	—	—	—	—	—	—	2,519	—	—	2,519
Issuance of common stock for cash	—	—	—	—	2,030,000	203	202,797	—	—	203,000
Issuance of Series A Preferred stock for cash	75	—	—	—	—	—	75,000	—	—	75,000
Issuance of Series B Preferred stock for cash	—	—	75	—	—	—	75,000	—	—	75,000
Effect of reverse recapitalization transaction	—	—	—	—	7,500,000	750	(131,096)	—	—	(130,346)
Net loss	—	—	—	—	—	—	—	(799,263)	(2,272)	(801,535)
Balance at September 30, 2018	75	$—	75	$—	69,854,141	$6,985	$6,379,235	$(3,876,145)	$(2,272)	$2,507,803
Balance at December 31, 2018	75	$—	75	$—	69,854,141	$6,985	$6,381,755	$(5,052,051)	$(5,756)	$1,330,933
Issuance of stock options for services	—	—	—	—	—	—	5,878	—	—	5,878
Issuance of common stock for services	—	—	—	—	1,750,000	175	174,825	—	—	175,000
Issuance of common stock to board members for services	—	—	—	—	950,000	95	94,905	—	—	95,000
Issuance of common stock for conversion of notes payable and accrued interest	—	—	—	—	1,500,000	150	149,850	—	—	150,000
Issuance of common stock for remaining share of non-controlling interest	—	—	—	—	171,000	17	(12,601)	—	12,584	—
Net loss	—	—	—	—	—	—	—	(2,712,584)	(6,828)	(2,719,412)
Balance at September 30, 2019	75	$—	75	$—	74,225,141	$7,422	$6,794,612	$(7,764,635)	$—	$(962,601)
Balance at June 30, 2019	75	$—	75	$—	69,854,141	$6,985	$6,386,793	$(6,680,091)	$(10,631)	$(296,944)
Issuance of stock options for services	—	—	—	—	—	—	840	—	—	840
Issuance of common stock for services	—	—	—	—	1,750,000	175	174,825	—	—	175,000
Issuance of common stock to board members for services	—	—	—	—	950,000	95	94,905	—	—	95,000
Issuance of common stock for conversion of notes payable and accrued interest	—	—	—	—	1,500,000	150	149,850	—	—	150,000
Issuance of common stock for remaining share of non-controlling interest	—	—	—	—	171,000	17	(12,601)	—	12,584	—
Net loss	—	—	—	—	—	—	—	(1,084,544)	(1,953)	(1,086,497)
Balance at September 30, 2019	75	$—	75	$—	74,225,141	$7,422	$6,794,612	$(7,764,635)	$—	$(962,601)

The accompanying notes are an integral part of these condensed consolidated financial statements

KANNALIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(UNAUDITED)

Note 1 – Organization and Nature of Operations

Kannalife, Inc. (the “Company”) was incorporated under the laws of the state of Delaware on March 25, 2013, under the name TYG Solutions Corp. The Company consummated a share exchange transaction on July 25, 2018, with Kannalife Sciences, Inc. (“Kannalife”), a privately held Delaware corporation formed in 2010, the accounting acquirer. Upon completion of the share exchange transaction, Kannalife is treated as the surviving entity and accounting acquirer although the Company was the legal acquirer. Accordingly, the Company’s historical financial statements are those of Kannalife the surviving entity and accounting acquirer. All references that refer to (the “Company” or “we” or “us” or “our”) are Kannalife, unless otherwise differentiated. Kannalife is a phytomedical/pharmaceutical company that specializes in the research and development of synthetic molecules and therapeutic products derived from botanical sources, including the cannabis taxa.

Share Exchange and Corporate Restructuring

On July 25, 2018, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Kannalife Sciences, Inc., a Delaware corporation (“Kannalife”), and certain stockholders of Kannalife (the “Kannalife Stockholders”).

Pursuant to the terms of the Share Exchange Agreement, the Company acquired approximately 99.7% of the issued and outstanding shares of Kannalife by means of a share exchange with the Kannalife Stockholders in exchange for 60,324,141 newly issued shares of the common stock of the Company (the “Share Exchange”), which increased the Company's issued and outstanding shares of common stock to 69,854,141. As a result of the Share Exchange, Kannalife became a 99.7% owned subsidiary of the Company, which on a going forward basis will result in consolidated financial reporting by the Company to include the results of Kannalife. The initial closing of the Share Exchange occurred concurrently with entry into the Share Exchange Agreement (the “Initial Closing”). After the Initial Closing and for a period of no more than 120 days thereafter, unless extended in the sole discretion of the Company, the Company may issue, on the same terms and conditions as those contained in the Share Exchange Agreement, additional shares of the common stock of the Company to Kannalife Stockholders that did not participate in the Initial Closing, provided that each additional Kannalife Stockholder becomes a party to the transaction documents (the “Additional Closing”). On August 30, 2019, the Company acquired the remaining non-controlling interest in Kannalife Sciences, Inc. (which represented 0.30% equity interest held by the original shareholders of Kannalife before the Share Exchange), bringing our ownership interest in Kannalife from 99.7% to 100%.

The Share Exchange has been accounted for as a reverse acquisition of the Company by Kannalife but in substance as a capital transaction, rather than a business combination since the Company had nominal operations and assets prior to and as of the closing of the Share Exchange. The former stockholders of Kannalife represent a significant constituency of the Company’s voting power immediately following the Share Exchange, and Kannalife’s management has assumed operational, financial and governance control. The transaction is deemed a reverse recapitalization and the accounting is similar to that resulting from a reverse acquisition, except that no goodwill or other intangible assets should be recorded. For accounting purposes, Kannalife is treated as the surviving entity and accounting acquirer although the Company was the legal acquirer. Accordingly, the Company’s historical financial statements are those of Kannalife.

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
September 30, 2019
(UNAUDITED)

The following summarized unaudited consolidated pro forma information shows the results of operations of the Company had the reverse acquisition occurred on January 1, 2018:

Pro Forma (Unaudited) Nine Months Ended September 30,
2018
Total revenues	$104,965
Net income	$2,028,921
Net income per common share, basic	$0.03
Net income per common share, diluted	$0.03

The summarized unaudited consolidated pro forma results are not necessarily indicative of results which would have occurred if the acquisition had been in effect for the period presented. Further, the summarized unaudited consolidated pro forma results are not intended to be a projection of future results.

Name Change

On November 9, 2018, the Company filed an amendment to its certificate of incorporation with the Delaware Secretary of State that changed its name to Kannalife, Inc. The Company concurrently submitted a request to FINRA for approval of the name change as well as a ticker symbol change. The Company’s name change and ticker symbol change was reviewed and processed by FINRA and went effective January 17, 2019.

Unaudited Interim Financial Information

We have prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of our balance sheets, operating results, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for 2019. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with our audited financial statements and accompanying notes for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K filed with the SEC on April 9, 2019.

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

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Kannalife Sciences, Inc. All significant consolidated transactions and balances have been eliminated in consolidation. The operations of Kannalife Sciences, Inc. are included in the consolidated financial statements from the date of the Share Exchange.

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

KANNALIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
(UNAUDITED)

The Company currently has no commercially approved products, and there can be no assurance that the Company’s research and development will be successfully commercialized. Developing and commercializing a product requires significant time and capital, and is subject to regulatory review and approval as well as competition from other biotechnology and pharmaceutical companies. The Company operates in an environment of rapid change, and is dependent upon the continued services of its employees and consultants and obtaining and protecting intellectual property.

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

Concentration Risks

During the nine months ended September 30, 2019, the Company’s revenue had a concentration of 100% from one grant. The concentration of the Company’s revenue creates a potential risk to future working capital in the event that the Company is not able to continue receiving the grant revenue.

Joint Venture

On June 18, 2019, the Company, along with MJNA, which is a significant shareholder, and AXIM biotechnologies, whose president is affiliated with a shareholder, entered into a joint venture agreement with an industrial hemp production farm for the supply of certain industrial hemp CBD crops. The purpose of the joint venture is to share in the harvested yield of the hemp production which the Company hopes to result in a steady supply of industrial hemp CBD for research and development purposes. The Company accounts for its participation in the joint venture under the equity method of accounting.

Revenue Recognition

The FASB issued Accounting Standards Update (“ASU”) No. 2014-09, codified as ASC 606: Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The Company adopted ASC 606 effective January 1, 2018, using modified retrospective basis and the cumulative effect was immaterial to the consolidated financial statements.

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
SEPTEMBER 30, 2019
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

The weighted average number of common stock equivalents not included in diluted income per share, because the effects are anti-dilutive, was 4,013,729 for the three and nine months ended September 30, 2019.

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

Common stock equivalents are included in the diluted income per share calculation only when option exercise prices are lower than the average market price of the common shares for the period presented. One hundred thousand (100,000) options were not included in the calculation of net loss per common share for the three and nine months ended September 30, 2019 and 2018 because their effect would be anti-dilutive.

The weighted average number of common stock equivalents not included in diluted income per share, because the effects are anti-dilutive, was 5,343,333 for the three months ended September 30, 2018.

Research and Development

In accordance with FASB ASC 730, Research and Development (“ASC 730”) research and development (“R&D”) costs are expensed when incurred. R&D costs include supplies, clinical trial and related clinical manufacturing costs, contract and other outside service and facilities and overhead costs. Total R&D costs for the three months ended September 30, 2019, and 2018, were $189,443 and $67,059, respectively. Total R&D costs for the nine months ended September 30, 2019, and 2018, were $439,680 and $125,696, respectively.

Recently Issued Authoritative Guidance

In February 2016, the FASB issued ASU, Leases, which requires lessees to recognize most leases on their balance sheets as a right-of-use asset with a corresponding lease liability. Lessor accounting under the standard is substantially unchanged. Additional qualitative and quantitative disclosures are also required. The Company adopted the standard effective January 1, 2019, using the cumulative-effect adjustment transition method, which applies the provisions of the standard at the effective date without adjusting the comparative periods presented. The Company adopted the following practical expedients and elected the following accounting policies related to this standard update:

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

The Company has inventoried all leases where the Company is a lessee as of the initial date of application, and has examined other contracts with suppliers, vendors, customers and other outside parties to identify whether such contracts contain an embedded lease as defined under the new guidance. The Company’s lease population comprises of an office and lab, which is immaterial to the consolidated financial statements.

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
SEPTEMBER 30, 2019
(UNAUDITED)

Note 3 – Going Concern and Management’s Liquidity Plans

The Company’s condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our accompanying condensed consolidated financial statements, the Company has had a net loss from operations of $1,824,987 and $557,948 for the nine months ended September 30, 2019, and 2018, respectively. The net cash used in operations were $2,000,012 and $762,947 for the nine months ended September 30, 2019, and 2018, respectively. Additionally, the Company had an accumulated deficit of $7,764,635 at September 30, 2019, and has not yet established an adequate ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

As of September 30, 2019, we had $120,550 in cash and cash equivalents. Additionally, we had $395,205 in marketable securities (available for sale). Management plans to raise additional capital through the sale of our marketable securities. We expect that between our existing cash, cash equivalents and marketable securities, we will be able to sufficiently fund our operations and capital requirements for the next 12 months.

The Company’s history of recurring losses, and uncertainties as to whether its operations will become profitable and generate operating cash flows, raise substantial doubt about its ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Fair Value Measurements

The Company follows FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) to measure and disclose the fair value of its financial instruments. ASC 820 establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements and establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The three levels of fair value hierarchy defined by ASC 820 are described below:

Level 1 Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2 Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3 Pricing inputs that are generally unobservable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques, and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities, and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

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

On March 7, 2014, Kannalife Sciences, Inc. (“Kannalife”) entered into an agreement with General Hemp LLC (“General Hemp”) through its wholly-owned subsidiary, Kannaway LLC (“Kannaway”), for certain rights and agreements to where each company would exchange 4.99% of each company’s equity, by way of a stock swap. As such, Kannalife would receive a 4.99% equity stake in Kannaway, and Kannaway would receive 6,408,980 shares of restricted common stock of Kannalife.

On or about April 2014, Kannalife delivered 6,408,980 of the aforementioned Kannalife restricted common stock to General Hemp on behalf of Kannaway, and such shares were made to Kannaway as the beneficiary. The Company recorded the fair market value of the common stock at $256,359 or $0.04 per share. The Company valued the shares based upon other transactions of the Company's common stock around the same time frame. The Company accounted for the transaction as a cost investment.

KANNALIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
(UNAUDITED)

On or about December 2015, Medical Marijuana, Inc. (“MJNA”) purchased Kannaway from General Hemp for which due to a dispute between the Company and General Hemp, the Company wasn't provided any of the consideration. On June 1, 2018, the Company received 41,583,333 shares of MJNA common stock pursuant to a settlement agreement effective July 15, 2017. MJNA is a significant shareholder of the Company, and their Chief Executive Officer is also on the Company's Board of Directors.

The following table presents assets that are measured and recognized at fair value as of September 30, 2019, on a recurring basis:

	September 30, 2019
	Level 1	Level 2	Level 3	Total Carrying Value
Marketable securities – Medical Marijuana, Inc.	$395,205	—	—	$395,205

Note 5 – Accrued Payroll and Payroll Taxes

Accrued payroll and payroll taxes at September 30, 2019, and December 31, 2018, consisted of the following:

	2019	2018
Payroll	$—	$—
Payroll taxes	247,074	246,067
Totals	$247,074	$246,067

As of September 30, 2019, and December 31, 2018, the Company had accrued payroll taxes in connection with salaries paid and accrued to four officers of the Company.

In July of 2018, the Company entered into a new employment agreement with its CEO. The initial term of the agreement was for two years, and the agreement automatically renews for successive one year terms.

In July of 2018, the Company entered into new employment agreements with three officers. The initial term of these agreements were for one year, and these agreements automatically renew for successive six month terms.

See Note 14 for discussion of accrued payroll converted into common stock.

Note 6 – Notes Payable

During the year ended December 31, 2017, the Company borrowed $367,500 and issued a promissory note with a maturity date of October 18, 2017. This note was later amended to extend the maturity to April 18, 2019. During the year ended December 31, 2018, the Company borrowed an additional $352,500 and issued a promissory note with a maturity date of April 18, 2019. These loans incurred 3% interest per annum. On June 29, 2018, these notes were amended to extend the maturity date to July 1, 2020, and the interest rate was changed to 8% per annum. All accrued interest prior to the amendment date was forgiven. Accrued interest related to these notes is $36,690 and $24,460 as of September 30, 2019, and December 31, 2018, respectively.

Upon the consolidation of the Company and Kannalife, $100,000 of the above-mentioned borrowings was eliminated due to it being an intercompany transaction. The total, above mentioned, notes payable due was $620,000 as of September 30, 2019, and December 31, 2018.

Total interest expense on notes payable amounted to $12,230 and $4,441 for the three months ended September 30, 2019, and 2018, respectively. Total interest expense on notes payable amounted to $36,690 and $12,591 for the nine months ended September 30, 2019, and 2018, respectively.

NOTE 7 – NOTES PAYABLE – RELATED PARTY

Prior to the share exchange agreement, the Company borrowed $25,822 and issued a promissory note with a maturity date of March 31, 2020. Additionally, the note holder advan c ed the Company $16,270 for working capi t al. The loans represent working capital advances from shareholders, bear interest at 0.5%, and grant a security interest in the Company’s assets as collateral. In March 2019, this note was amended and is now non-interest bearing. Accrued interest related to this note is $226 as of September 30, 2019, and December 31, 2018.

KANNALIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
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

On August 13, 2015, the Company borrowed $50,000 and issued a convertible promissory note with a maturity date of August 12, 2016. The loan incurs 10% interest per annum and increases to 17% per annum in the event of a default. This note is convertible to the Company’s common stock at a price of $1.00 per share. In addition, the Company issued 25,000 warrants to purchase common stock with an exercise price of $1.50 per share and a term of two years. These warrants were valued at $10,751 on a relative fair value basis and were recorded as a debt discount to be amortized over the term. See below for discussion of settlement of liability through share exchange.

On November 25, 2015, the Company borrowed $100,000 and issued a convertible promissory note with a maturity date of November 24, 2016. The loan incurs 10% interest per annum and increases to 14% per annum in the event of a default. This note is convertible to the Company’s common stock at a price of $1.00 per share. In addition, the Company issued 50,000 warrants to purchase common stock with an exercise price of $1.50 per share and a term of two years. These warrants were valued at $21,500 on a relative fair value basis and were recorded as a debt discount to be amortized over the term. See below for discussion of settlement of liability through share exchange.

Prior to the Share Exchange, the Company issued a convertible note to an investor, face value of $500,000, in exchange for $500,000 in cash. The note is unsecured, bears interest at the rate of 3% per annum and matures on February 16, 2030. The note is convertible into common stock of the Company at $0.10 per share at any time at the option of the holder, subject to a 4.9% blocking provision which prohibits the holder from converting into common stock of the Company if such conversion results in the holder owning greater than 4.9% of the outstanding common stock of the Company after giving effect to the conversion. See below for discussion of settlement of liability through share exchange. On September 26, 2019, the Company issued 1,500,000 shares of common stock for the conversion of $123,627 convertible notes payable and $26,373 of related accrued interest. The outstanding balance on this convertible note after the conversion is $376,373.

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

NOTE 9 – CONVERTIBLE NOTES PAYABLE - RELATED PARTY

On December 27, 2014, the Company borrowed $150,000 from a stockholder and issued a convertible promissory note with a maturity date of December 31, 2015. The loan incurs 10% interest per annum and increases to 17% per annum in the event of a default. This note is convertible to the Company’s common stock at a price of $1.00 per share. See below for discussion of settlement of liability through share exchange.

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

During the year ended December 31, 2016, the Company borrowed $10,000 from the Chief Executive Officer and issued convertible promissory notes with a maturity date of December 31, 2016. The loans incur 10% interest per annum and increases to 17% per annum in the event of a default. These notes are convertible to the Company’s common stock at a price of $0.40 per share.

KANNALIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
(UNAUDITED)

During the year ended December 31, 2017, the Company borrowed $20,000 from the Chief Executive Officer and issued convertible promissory notes with a maturity date of December 31, 2017. The loans incur 10% interest per annum and increases to 17% per annum in the event of a default. These notes are convertible to the Company’s common stock at a price of $0.40 per share.

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

Note 10 – Capital lease obligations

In September 2019, the Company entered into a lease agreement with Thermo Fisher Scientific to acquire equipment with 48 monthly payments of $941, payable through September 1, 2023, with an effective interest rate of 12% per annum. The outstanding balance of this capital lease was $35,886 as of September 30, 2019.

Note 11 – Commitments and Contingencies

Legal Proceedings

From time to time, the Company may get involved in legal proceedings arising in the ordinary course of business. Other than as set forth in “Legal Proceedings” in Part II below, the Company believes there is no litigation pending that could have, individually or in the aggregate, a material adverse effect on its results of operations or financial condition.

Occupancy Leases

On April 1, 2014, the Company entered into a month-to-month lease arrangement for office space. The monthly rent payment is $5,400, and the security deposit is $15,000.

On September 15, 2015, the Company entered into a one year lease arrangement for office space. The Company has amended this lease to extend the term through September 30, 2019. The monthly rent payment is $249, and the security deposit is $183.

On February 1, 2018, the Company entered into a month-to-month lease arrangement for laboratory space. The monthly rent payment is $500.

On July 1, 2018, the Company entered into a one year lease arrangement for office space, with the option to renew the lease annually. The Company has amended this lease to extend the term through July 1, 2020. On September 1, 2018, the Company subleased this office space to a third party. The Sublessee will pay 100% of the rent for months September through November 2018, and will pay 50% of the rent until expiration of the lease. The monthly rent payment is $2,723, and the security deposit is $2,121.

Royalty Agreements

On June 12, 2012, the Company entered into a Patent License Agreement (the “License Agreement”) with agencies of the United States Public Health Services within the Department of Health and Human Services (“PHS”). Under the License Agreement, PHS granted the Company an exclusive right to use and develop certain patents relating to Cannabinoids as Antioxidants and Neuroprotectants (the “License”). In exchange for the License, the Company has agreed to the following payments:

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

KANNALIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
(UNAUDITED)

On December 31, 2014, the Company executed five exclusive pharmaceutical license agreements with the Company’s CEO, the Company’s CMO, three advisory board members of the Company, and an unrelated third party. These agreements provide the Company the worldwide exclusive rights to certain drug technologies and methods (and systems) for collection, processing and use of data for the dispensing of phyto-medical and botanically derived materials for consumption. The license agreements granted the Company the rights to develop, market, make, use, and sell certain drug formulations, which are applied to humans through the use of certain drug technology. In return for these exclusive rights from the inventors, the Company has agreed to compensate the inventors under the agreements with royalties ranging from 1.5% to 2.5% on all net sales by the Company of licensed products covered by a valid claim of a patent or patent application of the inventor patent rights. Additionally, the Company retains the rights to sublicense the drug formulations, and upon such sublicense, shall pay the inventors from 1.5% up to 5% of all royalties and sublicense fees paid to the Company on account of sublicenses under the inventor patent rights and inventor technology rights, less all appropriate expenses associated with such sublicenses incurred by the Company. However, if the inventor supplies licensed products to sublicensees of the Company pursuant to such sublicenses, the inventor shall supply such licensed products at its cost. Prior to the Share Exchange, this royalty agreement was terminated.

Note 12 – Related Party Transactions

The Company’s Chief Executive Officer shares the use of the leased office space for personal living quarters.

From time to time, the Company sends money to Golden Gate Capital (“GGCP”), a company owned by our CEO, for the advances of certain expenses and to be deposited into the bank account of Kannalife. Due to the timing of the funds transferred and expenses incurred, at times, there remains a balance due from GGCP. As of September 30, 2019, $0 is due from GGCP.

See Notes 7, 9 and 14 for additional related party transactions.

Note 13 – Marketable Security

On June 1, 2018, the Company received 41,583,333 shares of common stock of Medical Marijuana, Inc. (“MJNA”) pursuant to a settlement agreement. In 2014, the Company entered into a revenue sharing agreement with Kannaway LLC, whereas, among the considerations and obligations, the parties agreed to a share exchange, whereby the Company issued 6,408,980 shares of its common stock in exchange for 4.99% ownership of Kannaway. A significant shareholder of the Company owned the remaining ownership of Kannaway LLC. Subsequently, Kannaway was sold by its parent company to MJNA for 833,333,333 shares of MJNA common stock. The settlement agreement called for the release of all obligations in exchange for the issuance of 41,583,333 shares of common stock in MJNA to the Company.

The investment in MJNA has been recorded as an investment in non-consolidated entities, and is revalued every quarter with fluctuations in fair value recorded to earnings. The fair value of the investment is based on the closing price of the shares reported on the principal stock exchange on which they are traded. At September 30, 2019, the Company held 11,939,732 shares of MJNA which traded at a closing price of $0.0331, or value of $395,205. In the following table, gains/losses on equity securities sold in the period reflect the difference between proceeds from sales and the fair value of the equity security sold at the beginning of the period or the purchase date, if later. See Note 4 for additional information.

The following table summarizes the gains and losses recognized during the three month period ending September 30, 2019:

Net gains and (losses) recognized during the period on equity securities	$(301,66 1)
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	55,702
Unrealized gains and (losses) recognized during the period on equity securities still held at the reporting date	$(245,95 9)

The following table summarizes the gains and losses recognized during the nine month period ending September 30, 2019:

Net gains and (losses) recognized during the period on equity securities	$(844,671)
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	146,713
Unrealized gains and (losses) recognized during the period on equity securities still held at the reporting date	$(697,958)

KANNALIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
(UNAUDITED)

Note 14 – Stockholders’ Equity

Series A Preferred Stock – Kannalife Pre-Share Exchange

In July 2018, prior to the Share Exchange, the Company converted 4,893,510 shares of preferred stock into 4,893,510 shares of common stock (on a post-Share Exchange basis).

Series A Preferred Stock

Effective May 3, 2018, the Company’s Board of Directors authorized and designated 75 shares of the Company’s Preferred Stock as Series A Preferred Stock. Each share of the Series A Preferred Stock is entitled to a liquidation preference of $1,000 per share, and is convertible into 1,000 shares of the Company’s common stock. The holders of a majority of the Series A Preferred Stock are entitled to elect up to four (4) directors to the Company’s board of directors, and have preferential rights in regard to the election of Series A directors. In all other voting matters, the holders of Series A Preferred Stock are entitled to cast 1,000 votes per share.

In July 2018, the Company issued 75 shares of Series A Preferred Stock to Naturewell, Inc., an entity controlled by the former CEO of TYG Solutions, Inc., in exchange for $75,000.

Series B Preferred Stock

Effective May 3, 2018, the Company’s Board of Directors authorized and designated 75 shares of the Company’s Preferred Stock as Series B Preferred Stock. Each share of the Series B Preferred Stock is entitled to a liquidation preference of $1,000 per share, and is convertible into 1,000 shares of the Company’s common stock. The holders of a majority of the Series B Preferred Stock are entitled to elect up to three (3) directors to the Company’s board of directors, and have preferential rights in regard to the election of Series B directors. In all other voting matters, the holders of Series B Preferred Stock are entitled to cast 1,000 votes per share.

In July 2018, the Company issued 75 shares of Series B Preferred Stock to our CEO in exchange for $75,000.

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock, par value $0.0001. All common stock shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative, and therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company, subject to the rights of the preferred stockholders.

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

In July 2018, the Company issued 2,030,000 shares of common stock to an entity commonly controlled by the $500,000 convertible note holder in exchange for $203,000.

In August 2019, the Company issued 950,000 shares of common stock at the price of $0.10 per share to board members for general compensation for services rendered.

KANNALIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
(UNAUDITED)

In August 2019, the Company issued 500,000 shares of common stock at the price of $0.10 per share to an investor relations consultant for services rendered.

In August 2019, the Company issued 150,000 shares of common stock at the price of $0.10 per share to a product development consultant for services rendered.

In August 2019, the Company issued 400,000 shares of common stock at the price of $0.10 per share to a marketing consultant for services rendered.

In August 2019, the Company issued 700,000 shares of common stock at the price of $0.10 per share to consultants for general compensation for services rendered. This compensation is included in research and development on the condensed consolidated statement of operations.

On August 30, 2019, the Company issued 171,000 shares of common stock at a price of $0.07 per share to acquire the remaining non-controlling interest in Kannalife Sciences, Inc., bringing our ownership interest from 99.7% to 100%.

On September 26, 2019, the Company issued 1,500,000 shares of common stock at a price of $0.10 per share for the conversion of $123,627 convertible notes payable and $26,373 of related accrued interest.

As of September 30, 2019, and December 31, 2018, there were 74,225,141 and 69,854,141 shares of common stock issued and outstanding, respectively.

See Note 8 and 9 for discussion of the conversion of notes payable and accrued interest into common stock.

The Company determined fair value of its shares of common and preferred stock based on the price at which the Company was selling its shares of common and preferred stock to third party investors and based on the conversion price of convertible debt.

Stock Based Compensation

The following table shows share-based compensation expense included in the condensed consolidated statement of operations for the three and nine month periods ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and Development	$90,000	$—	$90,000	$—
General and Administrative	$180,840	$2,519	$185,878	$7,558

Stock Options

On September 1, 2017, the Company entered into an agreement for consulting services. As compensation, the Company issued a stock option to purchase 100,000 shares of common stock at a price of $2.00 per share and is exercisable for five years. The stock option vests in equal monthly installments over 24 months. These options were valued at $20,154 using a Black-Scholes Options Pricing Model.

Note 15 – Subsequent Events

From October 1, 2019 through the issuance of these condensed consolidated financial statements, the Company sold an additional 6,839,732 shares of MJNA stock. The net proceeds from these sales were $165,276.

The following table summarizes the gains and losses recognized on marketable securities from October 1, 2019 through the issuance of these condensed consolidated financial statements:

Net gains and losses recognized during the period on equity securities	$(76,929)
Less: Net gains and losses recognized during the period on equity securities sold during the period	61,119
Unrealized gains and losses recognized during the period on equity securities still held at the reporting date	$(15,810)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this quarterly report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” in our Registration Statement on Form S-1, as amended, and Form 10-K filed with the Securities and Exchange Commission on August 8, 2019, and April 9, 2019, respectively.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact contained in this quarterly report, including statements regarding our future operating results, financial position and cash flows, our business strategy and plans and our objectives for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. This quarterly report on Form 10-Q also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other data about our industry. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. In addition, projections, assumptions and estimates of our future performance and the future performance of the markets in which we operate are necessarily subject to a high degree of uncertainty and risk. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “would,” “could,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this quarterly report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, operating results, business strategy, short-term and long-term business operations and objectives. These forward looking statements speak only as of the date of this quarterly report and are subject to a number of risks, uncertainties and assumptions. The events and circumstances reflected in our forward-looking statements may not be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

Business Developments

The Company was originally incorporated in the State of Delaware on March 25, 2013, under the name of TYG Solutions Corp. Our original business plan was to develop iPhone and Android smartphone apps for companies who need an app for their internal and external operations. We subsequently expanded our operations to offering corporate website design services.

On July 25, 2018, the Company entered into a Share Exchange Agreement with Kannalife Sciences, Inc., a Delaware corporation (“Kannalife”), and certain stockholders of Kannalife (the “Kannalife Stockholders”). Pursuant to the terms of the Share Exchange Agreement, the Company acquired nearly all of the issued and outstanding shares of Kannalife by means of a share exchange with the Kannalife Stockholders in exchange for newly issued shares of common stock of the Company (the “Share Exchange”). As a result of the Share Exchange, Kannalife became a wholly-owned subsidiary of the Company. The business operations of the Company shall continue uninterrupted, and, by virtue of the Share Exchange, the Company will acquire the business of Kannalife including all of its assets. The Share Exchange was accounted for as a reverse acquisition and change in reporting entity, whereby Kannalife was the accounting acquirer.

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

On November 9, 2018, the Company filed an amendment to its certificate of incorporation with the Delaware Secretary of State to change its name to Kannalife, Inc. The Company concurrently submitted a request to FINRA for approval of the name change as well as a ticker symbol change. The Company’s name change and ticker symbol change was reviewed and processed by FINRA and went effective January 17, 2019.

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

The Company is primarily involved in the research and development of novel therapeutic agents for use in and as U.S. Food and Drug Administration (“FDA”) approved ethical pharmaceuticals (available by doctor prescription); FDA Monograph topical solutions; and Personal Care Products Council (“PCPC”) / International Nomenclature of Cosmetic Ingredients (“INCI”). The primary focus of the Company’s research and development revolves around its patented, proprietary cannabidiol-derived new chemical entities and cannabidiol. In preclinical testing, certain molecules under U.S. Patent 9,611,213 were screened for neuroprotection, and may have the potential mechanism of action for reducing inflammation and neuropathic pain. These molecules indicate that they are more soluble than cannabidiol, also deemed a neuroprotectant with potential anti-inflammatory properties. A molecule that is potentially more water soluble than cannabidiol in this regard may be good candidate(s) for use in topical applications.

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

Furthermore, it is on the Company’s belief and knowledge that while the U.S. Government patent 6,630,507 expired on April 21, 2019, there may be additional opportunities related to the original licensing of the ‘507 Patent in which the Company may engage with the NIH and certain collaborators of the aforementioned patent to enter into a Cooperative Research and Development Agreement (“CRADA”) with the NIH for one or more disease indications underlying the ‘507 Patent, including but not limited to HE and CTE. Moreover, the weight of the Company’s future success regarding its drug development program in relation to cannabidiol based therapeutics is not centered on the ‘507 Patent, but rather its own intellectual property underlying U.S. Patents 9,611,213 and 10,004,722.

We intend to study KLS-13019 in patients with chemotherapy induced neuropathic pain, and we intend to study KLS-13023 in patients with mild traumatic brain injury.

We believe these product candidates will provide new treatment options for patients, as well as additional treatment options for patients not currently receiving adequate relief from current treatment regimens.

We are still conducting pre-clinical studies and have not yet commenced our clinical program or tested KLS-13019 or KLS-13023 in humans. For KLS-13019, we plan to conduct Phase 1, and possibly Phase 2, clinical trials in Australia, subject to applicable regulatory approval. We plan to conduct our Phase 1 clinical trials for KLS-13023 in Australia, subject to applicable regulatory approval. We plan to submit New Drug Applications (NDAs) for KLS-13019 and KLS-13023 to the FDA upon completion of all requisite clinical trials. We expect to initiate clinical trials for KLS-13019 and KLS-13023 in the second half of 2019.

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

Cannabinoids are a class of molecules derived from Cannabis plants. The two primary cannabinoids contained in Cannabis are cannabidiol, or CBD, and D9-tetrahydrocannabinol, or THC. Clinical and preclinical data suggest that CBD has positive effects on treating refractory epilepsy, FXS and arthritis, and THC has positive effects on treating pain. Interest in cannabinoid therapeutics has increased significantly over the past several years as preclinical and clinical data has emerged highlighting the potential efficacy and safety benefits of cannabinoid therapeutics. The cannabinoid therapeutics market is expected to grow significantly due to the potential benefits these products may provide over existing therapies. In addition, KLS-13019 and KLS-13023 may potentially offer first-line therapies to patients suffering from chemotherapy induced peripheral neuropathy and mild traumatic brain injury, respectively.

KLS-13023 is a target drug candidate that includes a synthetic CBD formulated in a gel capsule designed for potential use in humans. The formulation of this product is proprietary and currently held as a trade secret of the Company. CBD is the primary non-psychoactive component of Cannabis. KLS-13023 has undergone a manufacturing feasibility study to improve some of the limitations associated with CBD, including but not limited to CBD’s low bioavailability and limited drug like properties and improvement of the delivery of CBD through the first pass in the gut and into the circulatory system.

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

The Company has filed for orphan designation with the U.S. Food and Drug Administration (“FDA”) for the use of CBD in the treatment of overt hepatic encephalopathy (“OHE”). The Company has received notice from the FDA that its current application qualifies for a patient population of less than 200,000, but is currently in abeyance to resolve clinical use of CBD in this sub-set of hepatic encephalopathy. The Company has retained Coté Orphan to continue the process of responding to the FDA’s abeyance letter. On November 5, 2018, the FDA has granted the Company a one year extension to respond to the abeyance letter until November 30, 2019.

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

With respect to certain other proprietary compounds underlying U.S. Patent 9,611,213, the Company plans on pursuing topical solutions as potential relief creams and/or ointments for neuropathic pain, anti-inflammation, anti-pruritic and skin ulcers. The Company is considering commercialization routes that include, but are not limited to, filing and FDA Monograph and/or pursing a path to the marketplace through INCI certification and registration with the PCPC. In preclinical testing, certain molecules under U.S. Patent 9,611,213 were screened for neuroprotection, and may have the potential mechanism of action for reducing inflammation and neuropathic pain. These molecules indicate that they are more soluble than cannabidiol, also deemed a neuroprotectant with potential anti-inflammatory properties. A molecule that is potentially more water soluble than cannabidiol in this regard may be good candidate(s) for use in topical applications.

The Company believes it has the sufficient capital to proceed forth with a Phase 1 human safety trial for the treatment of Chemotherapy Induced Peripheral Neuropathy. All preclinical work in this indication, including animal toxicity studies, are expected to be completed before the end of 2019. The Company plans on entering into clinical trials sometime in the first quarter 2020. Additionally, the Company believes it has the sufficient capital to proceed forth with a Phase 1 human safety trial for the treatment of Overt Hepatic Encephalopathy. All preclinical work in this indication, including animal toxicity studies, are expected to be completed before the end of 2019.

The Company intends on seeking additional capital to proceed forth with its business plan regarding additional drug pipeline opportunities.

Our net losses were $1,086,497 and $2,719,412 for the three and nine months ended September 30, 2019, respectively. We expect to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability.

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

We expect that our research and development expenses in 2019 and for the next several years will be higher than in 2018 as a result of the work needed for our expected initiation of our Phase 1 clinical trials of KLS-13019 in the second half of 2019 and KLS-13023 by early 2020. These expenditures are subject to numerous uncertainties regarding timing and cost to completion. Completion of our preclinical development and clinical trials may take several years or more, and the length of time generally varies according to the type, complexity, novelty and intended use of a product candidate. The cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development, including, among others:

•	the number of sites included in the clinical trials;

•	the length of time required to enroll suitable patients;

•	the size of patient populations participating in the clinical trials;

•	the duration of patient follow-ups;

•	the development stage of the product candidates; and

•	the efficacy and safety profile of the product candidates.

Due to the early stages of our research and development, we are unable to determine the duration or completion costs of our development of KLS-13019 and KLS-13023. As a result of the difficulties of forecasting research and development costs of KLS-13019 and KLS-13023, as well as the other uncertainties discussed above, we are unable to determine when and to what extent we will generate revenues from the commercialization and sale of an approved product candidate.

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

Critical Accounting Policies and Use of Estimates

We have based our management's discussion and analysis of financial condition and results of operations on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to preclinical development expenses and stock-based compensation. We base our estimates on historical experience and on various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

Fair Value of Common Stock and Stock-Based Compensation

We account for grants of stock options and restricted stock to employees based on their grant date fair value, and recognize compensation expense over the vesting periods. We estimate the fair value of stock options as of the date of grant using the Black-Scholes option pricing model, and we estimate the fair value of restricted stock based on the fair value of the underlying common stock as determined by our board of directors or the value of the services provided, whichever is more readily determinable. We account for stock options and restricted stock awards to non-employees using the fair value approach. Stock options and restricted stock awards to non-employees are subject to periodic revaluation over their vesting terms.

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

Results of Operations – For the Three Month Periods Ended September 30, 2019 and 2018

Revenues

Revenues for the three months ended September 30, 2019, was $23,968 compared to $38,101 for the three months ended September 30, 2018. Our decrease in revenue was primarily the result of a decrease of grant revenue due to reaching the maximum amount of the grant.

Research and Development Expenses

Research and development expenses increased by $122,384 or 183%, to $189,443 for the three months ended September 30, 2019, from $67,059 for the three months ended September 30, 2018. The increase was primarily the result of increased consulting and compensation expense related to increased product development activities. This is due to three quarters of research done though our sub award contractor vs two quarters of research done in 2018.

General and Administrative Expenses

General and administrative expenses increased by $251,785 or 72%, to $601,567 for the three months ended September 30, 2019, from $349,782 for the three months ended September 30, 2018. This increase was due to operating as a public company, including increased costs for the hiring of additional personnel, and for payment to outside consultants, including lawyers and accountants, to comply with additional regulations, corporate governance, internal control and similar requirements applicable to public companies.

Results of Operations – For the Nine Month Periods Ended September 30, 2019 and 2018

Revenues

Revenues for the nine months ended September 30, 2019, was $126,027 compared to $104,965 for the nine months ended September 30, 2018. Our increase in revenue in 2019 was primarily the result of an increase of grant revenue due to more product development done by the sub contractor for research and development.

Research and Development Expenses

Research and development expenses increased by $313,984 or 250%, to $439,680 for the nine months ended September 30, 2019, from $125,696 for the nine months ended September 30, 2018. The increase was primarily the result of increased consulting and compensation expense due to increased product development activities.

General and Administrative Expenses

General and administrative expenses increased by $974,117 or 181%, to $1,511,334 for the nine months ended September 30, 2019, from $537,217 for the nine months ended September 30, 2018. This increase was due to operating as a public company, including increased costs for the hiring of additional personnel, and for payment to outside consultants, including lawyers and accountants, to comply with additional regulations, corporate governance, internal control and similar requirements applicable to public companies.

Liquidity and Capital Resources

Since our inception in 2010, we have devoted most of our cash resources to research and development and general and administrative activities. We have financed our operations primarily with the proceeds from the sale of preferred stock and convertible promissory notes, state and federal grants and research services. To date, we have not generated any revenues from the sale of products, and we do not anticipate generating any revenues from the sales of products for the foreseeable future. We have incurred losses and generated negative cash flows from operations since inception. As of September 30, 2019, our principal sources of liquidity were our cash and cash equivalents, which totaled $120,550 and marketable securities, which totaled $395,205. Our working capital deficit was $(681,893) as of September 30, 2019.

Equity Financings

For the nine months ended September 30, 2019, and year ended December 31, 2018, we received net proceeds of $0 and $352,000, respectively, from the sale of convertible notes and promissory notes. Immediately prior to the Share Exchange, the Company received proceeds of $150,000 for the sale of 75 shares of Series A preferred stock and 75 shares of Series B preferred stock. Additionally, the Company received $203,000 for the sale of 2,030,000 shares of common stock.

Debt

We had the following schedule of debt as of December 31, 2018, and September 30, 2019:

	December 31, 2018	September 30, 2019
Outstanding Debt Obligations:
Loan payable	$620,000	$620,000
Loan payable - related party	25,822	42,092
Convertible notes payable	500,000	376,373
Capital lease obligations	—	35,886
Total All Debt Obligations	$1,145,822	$1,074,351

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

On September 26, 2019, the Company issued 1,500,000 shares of common stock for the conversion of $123,627 convertible notes payable and $26,373 of related accrued interest.

Future Capital Requirements

Prior to the Share Exchange, the Company issued a convertible note to an investor, face value $500,000, in exchange for $500,000 in cash. The note is unsecured, bears interest at the rate of 3% per annum and matures on February 16, 2030. The note is convertible into common stock of the Company at $0.10 per share at any time at the option of the holder, subject to a 4.9% blocking provision which prohibits the holder from converting into common stock of the Company if such conversion results in the holder owning greater than 4.9% of the outstanding common stock of the Company after giving effect to the conversion. On September 26, 2019, the Company issued 1,500,000 shares of common stock for the conversion of $123,627 convertible notes payable and $26,373 of related accrued interest. The outstanding balance on this convertible note after the conversion is $376,373.

We expect that our existing cash and cash equivalents and securities held for sale on the Company’s consolidated balance sheet will be sufficient to fund our operations and capital requirements through December 2019. We believe that the Company will be able to raise additional capital to commence a Phase 1 clinical trial for KLS-13019 for patients with chemotherapy induced peripheral neuropathy. We anticipate, based on current estimates, that costs associated with a Phase 1 clinical trial for KLS-13019 will be approximately $2.75 million.

Our investment in Medical Marijuana, Inc. (“MJNA”) represents a sizable portion of the total assets of the Company. On June 1, 2018, the Company received 41,583,333 shares of MJNA common stock pursuant to a settlement agreement. In 2014, the Company entered into a revenue sharing agreement with Kannaway LLC, whereas, among the considerations and obligations, the parties agreed to a share exchange, whereby the Company issued 6,408,980 shares of its common stock in exchange of 4.99% ownership of Kannaway.

A significant shareholder of the Company owned the remaining ownership of Kannaway LLC. Subsequently, Kannaway was sold by its parent company to MJNA for 833,333,333 shares of MJNA common stock. The settlement agreement called for the release of all obligations in exchange for the issuance of 41,583,333 shares of common stock in MJNA to the Company. For the year ended December 31, 2018, the Company recorded a realized gain of $3,901,974 upon the settlement and receipt of these shares and an unrealized loss of $873,693 related to the investment in MJNA. The gain was netted against the Company's cost basis investment in Kannaway LLC.

The Company’s shares in MJNA are eligible for re-sale under Rule 144 of the Securities Act, and the Company intends to liquidate its holdings in MJNA in its discretion to help fund its operations. There are no contractual, affiliate or other restrictions on the Company’s ability to re-sell its shares in MJNA. In the event that we are unable to sell our shares in MJNA, management believes that it can locate additional sources of capital to facilitate and carry out its business plan and the Company’s ability to conduct its business operations and clinical trials is not dependent on our ability to sell the Company’s shares in MJNA.

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

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended September 30, 2019, and 2018.

	Nine Months Ended September 30,
	2019	2018
Statement of Cash Flows Data:
Total net cash provided by (used in):
Operating activities	$(2,000,012)	(762,947)
Investing activities	1,813,334	289,654
Financing activities	97	698,000
(Decrease) increase in cash	$(186,581)	224,707

Operating Activities

For the nine months ended September 30, 2019, cash used in operations was $2,000,012 compared to $762,947 for the nine months ended September 30, 2018. This was primarily due to a net loss in 2019 vs net income in 2018.

Investing Activities

For the nine months ended September 30, 2019, cash provided by investing activities was $1,813,334 compared to $289,654 for the nine months ended September 30, 2018. This was due to cash received upon the sale of marketable securities in 2019 vs $0 in 2018.

Financing Activities

For the nine months ended September 30, 2019, cash provided by financing activities was $97 compared to $698,000 for the nine months ended September 30, 2018. This was due to a significant increase of proceeds from issuance of stock and notes payable in 2018 vs 2019.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, except for operating leases, or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU, Leases, which requires lessees to recognize most leases on their balance sheets as a right-of-use asset with a corresponding lease liability. Lessor accounting under the standard is substantially unchanged. Additional qualitative and quantitative disclosures are also required. The Company adopted the standard effective January 1, 2019, using the cumulative-effect adjustment transition method, which applies the provisions of the standard at the effective date without adjusting the comparative periods presented. The Company adopted the following practical expedients, and elected the following accounting policies related to this standard update:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management has concluded that our internal control over financial reporting was ineffective as of September 30, 2019, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our reporting was ineffective due to a lack of sufficient resources to hire a support staff in order to separate duties between different individuals. The Company lacks the appropriate personnel to handle all the varying recording and reporting tasks on a timely basis. Steps that the Company believes it must undertake is to retain a consulting firm to, among other things, design and implement adequate systems of accounting and financial statement disclosure controls during the current fiscal year to comply with the requirements of the SEC. We believe that the ultimate success of our plan to improve our disclosure controls and procedures will require a combination of additional financial resources, outside consulting services, legal advice, additional personnel, further reallocation of responsibility among various persons, and substantial additional training of those of our officers, personnel and others, including certain of our directors such as our committee chairs, who are charged with implementing and/or carrying out our plan.

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

Changes in Internal Control

There have not been any changes in our internal control over financial reporting during the nine month period ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 14, 2015, the court denied the Repleading Plaintiff’s motion to reargue, affirming the dismissal of all of the Repleading Plaintiff’s causes of action, which left three causes of action that remain open relating to the remaining plaintiff (the “Remaining Plaintiff”).

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

Other than aforementioned, there are no pending legal proceeding relating to the Company and its CEO to which we are a party, and to our knowledge, there are no material proceedings to which any of our directors, executive officers or affiliates is a party adverse to us or which have a material interest adverse to us.

Item 1A. Risk Factors.

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under the heading “Risk Factors” in our Registration Statement on Form S-1, as amended, and Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 8, 2019, and April 9, 2019, respectively. There have been no material changes from the factors disclosed in our Registration Statement on Form S-1, as amended, or Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In August 2019, the Company issued 950,000 shares of common stock at the price of $0.10 per share to board members for general compensation for services rendered.

In August 2019, the Company issued 500,000 shares of common stock at the price of $0.10 per share to an investor relations consultant for services rendered.

In August 2019, the Company issued 150,000 shares of common stock at the price of $0.10 per share to a product development consultant for services rendered.

In August 2019, the Company issued 400,000 shares of common stock at the price of $0.10 per share to a marketing consultant for services rendered.

In August 2019, the Company issued 700,000 shares of common stock at the price of $0.10 per share to consultants for general compensation for services rendered. This compensation is included in research and development on the statement of operations.

On August 30, 2019, the Company issued 171,000 shares of common stock at a price of $0.07 per share to acquire the remaining non-controlling interest in Kannalife Sciences, Inc., bringing our ownership interest from 99.7% to 100%.

On September 26, 2019, the Company issued 1,500,000 shares of common stock at a price of $0.10 per share for the conversion of $123,627 convertible notes payable and $26,373 of related accrued interest

The shares described above were issued in private transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

Company Name

Date: November 13, 2019	By:	/s/ Dean Petkanas
Dean Petkanas
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: November 13, 2019	By:	/s/ Mark Corrao
Mark Corrao
Chief Financial Officer (Principal Financial and Accounting Officer)

