Form 10-K
period 2019-12-31
Kannalife Inc
filed 2020-03-30
CIK 1615999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-55657

KANNALIFE, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-2645343
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3805 Old Easton Road Doylestown, PA	18902
(Address of principal executive offices)	(Zip Code)

(858) 883-2642

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐ No ☒

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

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of March 6, 2020, there were 74,225,141 shares of common stock outstanding, par value $0.0001.

1

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

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

PART I

Our Business

We are a biopharmaceutical company focused on discovering, developing and commercializing novel therapeutics from our proprietary cannabinoid product platform in a broad range of disease areas. In our 8 years of operations, we have been principally involved in the research and development of new chemical entities (“NCEs”) such as KLS-13019, and its related molecules, and synthetic cannabidiol (“CBD”) therapeutics through pre-clinical drug discovery and development processes. We have developed our own intellectual property portfolio and established relationships with third parties who are considered leaders in active pharmaceutical (“API”) contract manufacturing, formulation; and contract bulk drug manufacturing. All of the operations of the Company to date have been in the pre-clinical stage of drug discovery.

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

The jurisdictions in which the ‘507 Patent is valid are: the U.S., the U.K., Ireland, the E.U., and Australia. The patent life in these jurisdictions expired on April 21, 2019.

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

To date, we have synthesized, pre-clinically tested and patented our proprietary CBD derived new chemical entities (“NCEs”), including KLS-13019 and also formulated a new CBD based molecule, KLS-13023.

In pre-clinical studies performed pursuant to a Phase 1 small business technology transfers (“STTR”) agreement between us, and Temple University, funded by the National Institutes of Health – National Institute on Drug Abuse (“NIH-NIDA”), our research determined that one of our patented CBD derived target drug candidates, KLS-13019 was superior to CBD and morphine in the potential treatment of chemotherapy induced peripheral neuropathy (“CIPN”).

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

Results from our pre-clinical efforts in the potential treatment of OHE and the potential treatment of CIPN have shown a marked improvement over 99.7% pure pharmaceutical grade synthetic CBD in side by side pre-clinical comparison. In a pre-clinical comparison for neuroprotection between CBD and KLS-13019, results indicated increased potency for the new molecule (KLS-13019) as determined by six assays, while both molecules exhibited efficacy in preventing oxidative stress-related toxicities back to control values.

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

We expect to open an Investigational New Drug Application, or IND to pursue a clinical development program with either the U.S. Food and Drug Administration (“FDA”) or the Therapeutic Goods Administration (“TGA”), the regulatory body for therapeutic goods (including medicines, medical devices, gene technology, and blood products) in Australia.

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

To date there has been only one cannabidiol based medicament, EpidiolexÒ approved for use in humans by the U.S. Food and Drug Administration (“FDA”). The drug, EpidiolexÒ, is used to treat seizures due to certain medical conditions (such as Lennox-Gastaut syndrome, Dravet syndrome). It is not known how this medication works for these seizures. Cannabidiol belongs to a class of drugs known as cannabinoids. Additionally, the FDA’s Office of Orphan Products Development (“OOPD”) has designated cannabidiol eighteen (18) times since 2013 for a multitude of diseases ranging from rare forms of epilepsy to prevention of reperfusion injury due to organ transplantation to glioblastoma multiforme to autoimmune hepatitis. While the Company’s primary indications of OHE and CIPN have not, heretofore, been targeted by CBD-based or CBD-derived drugs and cleared by the FDA or other foreign regulatory agency, neither have the aforementioned eighteen orphan designated indications targeted by cannabidiol.

Corporate Strengths and Weaknesses

We believe that we offer the following key distinguishing characteristics:

•	We believe we are the first commercial drug discovery company in the cannabinoid therapeutics space to successfully synthesize CBD derived new chemical entities and pre-clinically test lead NCEs for potential treatment of oxidative stress related diseases, including OHE and CIPN.
•	We are the only commercial drug discovery company in the cannabinoid therapeutics space to license the ‘507 Patent from NIH on two separate occasions.
•	We have completed pharmacokinetic and pharmacodynamic pre-clinical studies with high purity scale, pharmaceutical grade CBD and KLS-13019 for potential treatment of oxidative stress related disease – OHE and CIPN.
•	We anticipate commencing a Phase 1 trial in CIPN sometime in the 3rd quarter of 2021.
•	We anticipate commencing a Phase 1 trial in OHE sometime in the 1st quarter of 2022.
•	We anticipate commencing a Phase 1 trial in Mild Traumatic Brain Injury in the 3rd quarter of 2022.
•	We have a firm understanding of the mechanism of action of CBD and KLS-13019 in certain oxidative stress related disorders.
•	We believe we have a strong next generation intellectual property estate on cannabidiol derived NCEs. On this basis, we believe we can expand the approved indications KLS-13019 and develop additional cannabinoid therapeutic agents to add to our IP portfolio.
•	We believe that our pre-clinical drug development program points to a significant opportunity in cancer pain, a large market.
•	We believe that our pre-clinical drug development program points to a significant opportunity in opioid replacement / reduction market.

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

The current standard of care for patients suffering with OHE is 550mg of XifaxanÒ, originally an antibiotic useful in treating traveler’s diarrhea and irritable bowel syndrome. It’s exact mechanism of action is not known, however it is theorized that XifaxanÒ clinical activity may be attributed to effects on metabolic function of gut microbiota, rather than a change in the relative bacterial abundance. Currently, there is no drug in the market for OHE that is being used to treat the toxic effects on the hippocampus, the cognitive and behavioral dysfunction associated with OHE, and the action of neuroprotection from ammonia and ethanol toxicity.

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

Additionally, there have been several small placebo-controlled trials which have shown that intravenous administration of glutathione with platinum-based chemotherapy regimens can decrease the incidence of neurotoxicity without diminishing the effect of chemotherapy. In a North Central Cancer Treatment Group / Alliance trial in 2014, this trial studied the use of glutathione with carboplatin and paclitaxel and found no improvement in neurotoxicity symptoms, suggesting that glutathione may not help in taxane-induced CIPN.

Furthermore, the continuous use of opiates in the current standard of care to treat CIPN have resulted in mixed results, addiction problems and dose tolerance problems.

The Company believes that, while the current standard of care is well positioned in the market, there is an unmet need for the treatment of CIPN in the reduction of use of opiates. This presents itself as an opportunity for the Company to participate with a novel therapeutic agent to treat CIPN.

Clinical Timelines

As a result of the unprecedented effects of COVID-19, the Company has updated its clinical timelines to give effect to the significant interruption to business and financial operations worldwide as a result of the COVID-19 crisis. The Company will continue to monitor the progress of the shutdowns currently in effect and revise its clinical timelines accordingly.

Product Candidate	Target Indication	Delivery Method	Current Development Status	Expected Next Steps
KLS-13019	Chemotherapy Induced	Oral Gel Capsule	Preclinical	3Q21: Initiate Phase 1
Peripheral Neuropathy
	Mild Traumatic Brain Injury	Oral Gel Capsule	Preclinical	2Q22: Initiate Phase 1
KLS-13023	Overt Hepatic Encephalopathy	Oral Gel Capsule	Preclinical	1Q22: Initiate Phase 1
	Mild Traumatic Brain Injury	Oral Gel Capsule	Preclinical	3Q22: Initiate Phase 1

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

Kannalife Sciences was incorporated in the State of Delaware on August 11, 2010. Kannalife Sciences is a developmental stage phyto-medical/pharmaceutical and drug discovery company that specializes in the research, development of cannabinoid and cannabinoid-based therapeutic products derived from synthetic and botanical sources, including the Cannabis “taxa” (the word “taxa” is the plural of “taxon” which defines a group of one or more populations of an organism or organisms to form a unit.)On November 9, 2018, the Company filed an amendment to its certificate of incorporation with the Delaware Secretary of State to change its name to Kannalife, Inc. The Company concurrently submitted a request to FINRA for approval of the name change as well as a ticker symbol change to “KLFE” and such action went effective on January 17, 2019.

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

Despite recent approvals by the FDA and DEA for a newly approved medication which contains cannabidiol (CBD), the scheduling of these substances, many of which are beyond our control, could jeopardize our ability to obtain regulatory approval for and successfully market KLS-13019 or KLS-13023. Moreover, because our business is almost entirely dependent upon these two product candidates, any such setback in our pursuit of regulatory approval would have a material adverse effect on our business and prospects. See our full description of the impact controlled substances laws and regulations have on our business in the “Risk Factors” section of this annual report.

KLS-13019 does not contain cannabidiol and is a new chemical entity that would not fall under the Controlled Substances Act (“CSA”) or be deemed a Schedule 1 controlled substance.

KLS-13023 is a formulation that does contain cannabidiol. At present, cannabidiol is deemed a Schedule 1 controlled substance by the U.S. Drug Enforcement Agency under the Controlled Substances Act. And like the drug molecule EpidiolexÒ, which was recently approved by the FDA for marketing and sale for use in treating Dravet’s Syndrome and Lennox-Gasteau Syndrome (forms of child epilepsy), KLS-13023 would need to follow the guidance set forth by the CSA, complete a successful human clinical trial and apply for rescheduling, as was the case with EpidiolexÒ, now a Schedule 5 drug.

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

The jurisdictions in which the ‘507 Patent is valid are: the U.S., the U.K., Ireland, the E.U., and Australia. The patent life in these jurisdictions expired on April 21, 2019.

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

The Company believes it will be able to raise the sufficient capital to proceed forth with a Phase 1 human safety trial for the treatment of Chemotherapy Induced Peripheral Neuropathy. All preclinical work in this indication, including animal toxicity studies, are expected to be completed before the end of the second quarter 2021. The Company plans on entering into clinical trials sometime in the fourth quarter 2021. Additionally, the Company believes it will be able to raise the sufficient capital to proceed forth with a Phase 1 human safety trial for the treatment of Overt Hepatic Encephalopathy. All preclinical work in this indication, including animal toxicity studies, are expected to be completed before the end of the second quarter 2021.

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

U.S. Food and Drug Administration (FDA)

The Food and Drug Administration (FDA) is responsible for advancing the public health by helping to speed innovations that make medicines safer and more effective and by helping the public get the accurate, science-based information it needs to use medicines to maintain and improve public health. In 2004, the FDA provided a guidance document for innovations, challenges, and solutions for new drug products that examine the critical path needed to bring therapeutic products to completion, and how the FDA can collaborate in the process, from laboratory to production to end use, to make medical breakthroughs available to those in need as quickly as possible.

FDA Approval – What It Means

FDA approval of a drug means that data on the drug’s effects have been reviewed by CDER, and the drug is determined to provide benefits that outweigh its known and potential risks for the intended population. The drug approval process takes place within a structured framework that includes:

•	Analysis of the target condition and available treatments—FDA reviewers analyze the condition or illness for which the drug is intended and evaluate the current treatment landscape, which provide the context for weighing the drug’s risks and benefits. For example, a drug intended to treat patients with a life-threatening disease for which no other therapy exists may be considered to have benefits that outweigh the risks even if those risks would be considered unacceptable for a condition that is not life threatening.
•	Assessment of benefits and risks from clinical data—FDA reviewers evaluate clinical benefit and risk information submitted by the drug maker, taking into account any uncertainties that may result from imperfect or incomplete data. Generally, the agency expects that the drug maker will submit results from two well-designed clinical trials, to be sure that the findings from the first trial are not the result of chance or bias. In certain cases, especially if the disease is rare and multiple trials may not be feasible, convincing evidence from one clinical trial may be enough. Evidence that the drug will benefit the target population should outweigh any risks and uncertainties.
•	Strategies for managing risks—All drugs have risks. Risk management strategies include an FDA-approved drug label, which clearly describes the drug’s benefits and risks, and how the risks can be detected and managed. Sometimes, more effort is needed to manage risks. In these cases, a drug maker may need to implement a Risk Management and Mitigation Strategy (REMS).

Although many of the FDA’s risk-benefit assessments and decisions are straightforward, sometimes the benefits and risks are uncertain and may be difficult to interpret or predict. The agency and the drug maker may reach different conclusions after analyzing the same data, or there may be differences of opinion among members of the FDA’s review team. As a science-led organization, FDA uses the best scientific and technological information available to make decisions through a deliberative process.

Accelerated Approval

In some cases, the approval of a new drug is expedited. Accelerated Approval can be applied to promising therapies that treat a serious or life-threatening condition and provide therapeutic benefit over available therapies. This approach allows for the approval of a drug that demonstrates an effect on a “surrogate endpoint” that is reasonably likely to predict clinical benefit, or on a clinical endpoint that occurs earlier but may not be as robust as the standard endpoint used for approval. This approval pathway is especially useful when the drug is meant to treat a disease whose course is long, and an extended period of time is needed to measure its effect. After the drug enters the market, the drug maker is required to conduct post-marketing clinical trials to verify and describe the drug’s benefit. If further trials fail to verify the predicted clinical benefit, FDA may withdraw approval.

Since the Accelerated Approval pathway was established in 1992, many drugs that treat life-threatening diseases have successfully been brought to market this way and have made a significant impact on disease course. For example, many antiretroviral drugs used to treat HIV/AIDS entered the market via accelerated approval, and subsequently altered the treatment paradigm. A number of targeted cancer-fighting drugs also have come onto the market through this pathway.

Drug Development Designations

The agency also employs several approaches to encourage the development of certain drugs, especially drugs that may represent the first available treatment for an illness, or ones that have a significant benefit over existing drugs. These approaches, or designations, are meant to address specific needs, and a new drug application may receive more than one designation, if applicable. Each designation helps ensure that therapies for serious conditions are made available to patients as soon as reviewers can conclude that their benefits justify their risks.

•	Fast Track is a process designed to facilitate the development and advance the review of drugs that treat serious conditions, and fill an unmet medical need, based on promising animal or human data. Fast tracking can get important new drugs to the patient earlier. The drug company must request the Fast Track process. More information about the Fast Track process is here.
•	Breakthrough Therapy designation expedites the development and review of drugs that are intended to treat a serious condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapy. A drug with Breakthrough Therapy designation is also eligible for the Fast Track process. The drug company must request a Breakthrough Therapy designation. More information about Breakthrough Therapy designation is here.
•	Priority Review means that FDA aims to take action on an application within six months, compared to 10 months under standard review. A Priority Review designation directs attention and resources to evaluate drugs that would significantly improve the treatment, diagnosis, or prevention of serious conditions. More information about Priority Review is here.

FDA Human Clinical Trials

Phase I studies assess the safety of a drug or device. This initial phase of testing, which can take several months to complete, usually includes a small number of healthy volunteers (20 to 100), who are generally paid for participating in the study. The study is designed to determine the effects of the drug or device on humans including how it is absorbed, metabolized, and excreted. This phase also investigates the side effects that occur as dosage levels are increased. About 70% of experimental drugs pass this phase of testing.

Phase II studies test the efficacy of a drug or device. This second phase of testing can last from several months to two years, and involves up to several hundred patients. Most phase II studies are randomized trials where one group of patients receives the experimental drug, while a second "control" group receives a standard treatment or placebo. Often these studies are "blinded" which means that neither the patients nor the researchers know who has received the experimental drug. This allows investigators to provide the pharmaceutical company and the FDA with comparative information about the relative safety and effectiveness of the new drug. About one-third of experimental drugs successfully complete both Phase I and Phase II studies.

Phase III studies involve randomized and blind testing in several hundred to several thousand patients. This large-scale testing, which can last several years, provides the pharmaceutical company and the FDA with a more thorough understanding of the effectiveness of the drug or device, the benefits and the range of possible adverse reactions. 70% to 90% of drugs that enter Phase III studies successfully complete this phase of testing. Once Phase III is complete, a pharmaceutical company can request FDA approval for marketing the drug.

Phase IV studies, often called Post Marketing Surveillance Trials, are conducted after a drug or device has been approved for consumer sale. Pharmaceutical companies have several objectives at this stage: (1) to compare a drug with other drugs already in the market; (2) to monitor a drug's long-term effectiveness and impact on a patient's quality of life; and (3) to determine the cost-effectiveness of a drug therapy relative to other traditional and new therapies. Phase IV studies can result in a drug or device being taken off the market or restrictions of use could be placed on the product depending on the findings in the study.

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

Clinical trial sponsors must be aware of the requirements to import, export, manufacture and supply therapeutic goods in Australia. The following avenues provide for the importation into and/or supply in Australia of 'unapproved' therapeutic goods for use in a clinical trial:

•	Clinical Trial Notification (CTN) scheme; and
•	Clinical Trial Exemption (CTX) scheme.

The CTN Scheme is a notification process involving the following:

•	The Australian clinical trial sponsor must notify us of the intent to sponsor a clinical trial involving an 'unapproved' therapeutic good. This must take place before starting to use the goods. The notification form must be submitted online and accompanied by the relevant fee.
•	The TGA may give the sponsor of the trial written notice to provide specified information relating to goods notified in the CTN form.
•	The TGA does not evaluate any data relating to the clinical trial at the time of submission. The Human Research Ethics Committee (HREC) reviews the scientific validity of the trial design, the balance of risk versus harm of the therapeutic good, the ethical acceptability of the trial process, and approves the trial protocol. The HREC is also responsible for monitoring the conduct of the trial.
•	The institution or organization at which the trial will be conducted, referred to as the 'Approving Authority', gives the final approval for the conduct of the trial at the site, having due regard to advice from the HREC.
•	It is the responsibility of the sponsor to ensure that all relevant approvals are in place before supplying the 'unapproved' therapeutic goods in the clinical trial.

The CTX Scheme is an approval process involving the following:

•	A sponsor submits an application to us seeking approval to supply 'unapproved' therapeutic goods in a clinical trial. The application must be accompanied by the relevant fee.
•	The TGA evaluates summary information about the product including relevant, but limited, scientific data (which may be preclinical and early clinical data) prior to the start of a trial.
•	The HREC is responsible for considering the scientific and ethical issues of the proposed trial protocol.
•	The sponsor must notify us of each trial conducted using the unapproved therapeutic good(s) approved in the CTX application.

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

The Company is the only company that has use of the ‘507 Patent and corresponding licenses from NIH-OTT. The jurisdictions in which the ‘507 Patent is valid are: the U.S., the U.K., Ireland, the E.U., and Australia. The patent life in these jurisdictions expired on April 21, 2019.

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

The ‘507 Patent, underlying both the L-113 and L-302 Licenses, expired on April 21, 2019 in the remaining jurisdictions of the United States, Australia and Europe and the Company’s obligation to NIH effectively ends under both, the L-113 and L-302 License agreements.

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

Current Pre-clinical Discovery Efforts

The Company’s research and development efforts at the Pennsylvania Biotechnology Center are centered on the creation of novel synthetic cannabinoid and cannabinoid-like molecules, the pre-clinical and in vitro efficacy of CBD, a non-psychotropic molecule, and the testing and control of Kannalife’s lead target drug candidates alongside CBD for the treatment of OHE and CTE. As part of the Company’s research and development efforts, the Company has sought to establish the pre-clinical efficacy of CBD, which along with Kannalife’s novel and proprietary lead target molecules, have shown to have neuroprotective properties. The Company is currently conducting preclinical evaluation and formulation of a CBD based target drug candidate that the Company is calling KLS-13023, and the subject of the Company’s ongoing feasibility study with Catalent Pharma Solutions. While the Company has evaluated CBD on its own, in a highly purified form, its plans on bringing a CBD based target drug therapeutic revolve around a formulated product in oral dose administration capsule (KLS-13023) which is currently the subject of the Company’s ongoing feasibility study with Catalent Pharma Solutions.

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

Results from our pre-clinical efforts in the potential treatment of OHE and the potential treatment of CIPN have shown a marked improvement over 99.7% pure pharmaceutical grade synthetic CBD in side by side pre-clinical comparison. In a pre-clinical comparison for neuroprotection between CBD and KLS-13019, results indicated increased potency for the new molecule (KLS-13019) as determined by six assays, while both molecules exhibited efficacy in preventing oxidative stress-related toxicities back to control values.

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

Additional follow on studies recently published on May 10, 2019 in the Journal of Molecular Neuroscience has further advanced the Company’s studies on the mechanism of action for CBD and KLS-13019 in pre-clinical testing for the treatment of CIPN. The mechanism of action for CBD-and KLS-13019-mediated protection now has been explored with dissociated dorsal root ganglion (DRG) cultures using small interfering RNA (siRNA) to the mitochondrial Na+ Ca2+ exchanger-1 (mNCX-1). Treatment with this siRNA produced a 50–55% decrease in the immunoreactive (IR) area for mNCX-1 in neuronal cell bodies and a 72–80% decrease in neuritic IR area as determined with high-content image analysis. After treatment with 100 nM KLS-13019 and siRNA, DRG cultures exhibited a 75 ±5% decrease in protection from paclitaxel-induced toxicity; whereas siRNA studies with 10 μM CBD produced a 74± 3% decrease in protection. Treatment with mNCX-1 siRNA alone did not produce toxicity. The protective action of cannabidiol and KLS-13019 against paclitaxel-induced toxicity during a 5-h test period was significantly attenuated after a 4-day knockdown of mNCX-1 that was not attributable to toxicity. These data indicate that decreases in neuritic mNCX-1 corresponded closely with decreased protection after siRNA treatment. Pharmacological blockade of mNCX-1 with CGP-37157 produced complete inhibition of cannabinoid-mediated protection from paclitaxel in DRG cultures, supporting the observed siRNA effects on mechanism.

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

Under the terms of the MTTA, once the Company agrees to license the biologically active compound from the NPDI, the Company will pay the Baruch S. Blumberg Institute (“BSBI”), the parent of the NPDI, (1.) an upfront license fee of $30,000, followed by minimum annual royalties of $10,000; (2.) a three percent (3%) net sales royalty; (3.) milestone payments as follows: (a.) $40,000 upon initiation of Phase 1 clinical trial or foreign equivalent, (b.) $100,000 upon initiation of Phase 2 clinical trial or foreign equivalent, (c.) $250,000 upon initiation of Phase 3 clinical trial or foreign equivalent, and (d.) $500,000 upon first marketing approval by FDA or foreign equivalent; and (4.) additional sub-licensing royalties of twelve percent (12%) on the fair market value of any consideration received for granting each sub-license. The MTTA was entered into December 18, 2013 and had a five (5) year term. The MTTA has effectively expired, with the exception of the terms of confidentiality and ownership of the material and modifications associated with the MTTA.

With respect to “material”, “modifications” and “ownership” terms under the MTTA, the NPDI retains all ownership of the original material (i.e. – raw plant source material, biomass, starting point extracts). The Company and the NPDI shall jointly own modifications and those substances created through the use of the material or modifications, and including progeny, unmodified derivatives or modifications.

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

In June 2018, we entered into a settlement agreement with MJNA, Kannaway, and the former parent company of Kannaway. The settlement agreement called for the release of all obligations in exchange for the issuance of 41,583,333 shares of common stock in MJNA to the Company.On June 1, 2018, the Company received 41,583,333 shares of Medical Marijuana, Inc. (“MJNA”) common stock pursuant to a settlement agreement as part of the cancellation of the above agreement.

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

On January 4, 2017, the Company applied for a Phase 1 Small Business Technology Transfer (“STTR”) grant from the National Institutes of Health – National Institute on Drug Abuse (“NIH-NIDA”). This grant application was made in collaboration with Temple University and titled “Development of KLS-13019 for Chemotherapy Induced Peripheral Neuropathy and Drug Dependence”. In December 2017, the Company was informed that the Phase 1 grant was awarded.

The following is a summary outline of the aims proposed in the aforementioned grant.

Chemotherapy-induced peripheral neuropathy (CIPN) can be a chronic, severely debilitating consequence of cancer therapy for which there are no effective management strategies. Moreover, upwards of 80% of CIPN patients reported using prescription opioids for pain management despite the fact that there is only weak evidence that the long-term continuation of opiods provides clinically significant pain relief in these patients.

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

The advantages of having a strategic relationship with Coté Orphan is as follows:

•	As director of the OOPD at the FDA, Dr. Tim Coté personally signed off on 1,400 orphan designation applications, awarding designations to 800 and withholding approval of 600.
•	Oversaw the progress to full marketing approval of 150+ orphan drugs from 2007 to 2011.
•	Team of twenty-five (25) professionals of whom over seventy percent (>70%) are doctoral-level trained.
•	Regulatory scientists who have deep knowledge and experience in the “unwritten rules” of the FDA regarding orphan drugs.
•	Coté Orphan is the largest submitter of FDA and EMA orphan designations worldwide.
•	Coté Orphan does not merely opine, they do the work of creating quality regulatory filings.

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

According to an article published in the British Journal of Pharmacology Research over the past decade has produced substantial behavioral and histochemical evidence demonstrating the effectiveness of certain Cannabis-derived molecules such as Cannabidiol (“CBD”) in the improvement of brain and liver function in fulminant hepatic failure. Findings include reversal of locomotors and cognitive pathologies, reversal of structural changes such as Alzheimer’s Type II astrogliosis, and reversal of increases in ammonia levels. Beyond the supportive preclinical evidence, multiple factors provide reasons for enthusiasm in the pursuit of the HE indication:

•	New mechanism of action: Cannabinoids, if shown effective in clinical trials, would provide a new mechanism of action and thus be an incremental clinical tool to combine with existing treatments. This combination of mechanisms of action could lead to additive or synergistic effects. Existing treatment methods, such as lactulose, Rifaximin and others under study (e.g., AST-120), manage symptoms by reducing ammonia uptake in the digestive system. However, once blood ammonia levels have increased, they putatively provide limited benefits. Cannabinoids, instead, act in the central nervous system ameliorating the downstream pathological effects of ammonia.
•	Multiple preventive benefits: According to National Institute of Health, pre-clinical studies have shown that CBD, the major constituent in Kannalife’s intended lead target drug molecule and candidate, may provide benefits in the secondary prevention of HE.

o Steatosis: In vitro studies have shown CBD to reverse the histopathology associated with steatosis or fatty liver syndrome. This is particularly relevant because fatty liver is a major cause of liver cirrhosis, and has no current drug-based treatment. In addition, multiple currently marketed drugs are known to induce steatosis. These include steroids (e.g., triamcinolone, cortisone, prednisone), the anti-cancer drug Tamoxifen (a breast cancer drug), HIV anti-retrovirals and anti-arrythmic drug Amiodarone.

o Fibrogenesis: Animal studies have shown that endocannabinoids are involved in the regulation of fibrogenesis in the liver. CB2 -/- mice show increased fibrogenesis in response to CCl4 injection, whereas CB1 -/- mice have decreased hepatic fibrogenesis. This suggests an opportunity to modulate fibrogenesis, a critical intermediate step in liver cirrhosis, through a proper selection of cannabinoid antagonists.

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

KLS-13023 is a formulation that does contain cannabidiol. At present, cannabidiol is deemed a Schedule 1 controlled substance by the U.S. Drug Enforcement Agency under the Controlled Substances Act. And like the drug molecule EpidiolexÒ, which was recently approved by the FDA for marketing and sale for use in treating Dravet’s Syndrome and Lennox-Gasteau Syndrome (forms of child epilepsy), KLS-13023 would need to follow the guidance set forth by the CSA, complete a successful human clinical trial and apply for rescheduling, as was the case with EpidiolexÒ, now a Schedule 5 drug.

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

E1. Aim 1.Research Plan.Determine target for the neuroprotective actions of CBD and KLS-13019. As mentioned above, DRG neurons are a primary cytotoxic target of chemotherapeutic agents. In addition, spinal microglia have been heavily implicated in the development and maintenance of neuropathic pain and have shown to become activated in animal models of CIPN. At the conclusion of Aim 1, we will demonstrate that the neuroprotective properties can be reduced by pharmacological or gene knock-down of a relevant target in a statically significant manner.

E2. Aim 2.Assess KLS-13019, CBD, and morphine against paclitaxel-induced peripheral neuropathy. At the conclusion of Aim 2, we will have demonstrated that KLS-13019 performs as well as CBD (ip and po) against CIPN and CNS inflammation and shows no antinociceptive tolerance as compared to morphine.

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

E2. Aim 3.Assess KLS-13019 and CBD against reinstatement of morphine seeking. At the conclusion of Aim 3, we will have demonstrated that KLS-13019 attenuates opioid-seeking behavior as well as CBD.

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

Status of Phase 1 STTR Grant Research

On January 4, 2017, the Company applied for a Phase 1 Small Business Technology Transfer (“STTR”) grant from the NIH-NIDA. This grant application was made in collaboration with Temple University and titled “Development of KLS-13019 for Chemotherapy Induced Peripheral Neuropathy and Drug Dependence”. In December 2017, the Company was informed that the Phase 1 grant was awarded.

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

On December 31, 2019, the Company and Temple University filed a completion report with NIH-NIDA regarding the Phase 1STTR grant. The results of this study were promising and have set forth the Company’s plans to file for a Phase 2 grant due for filing on or before April 7, 2020.

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

•	Calcineurin inhibitor is identified as the most lucrative segment of the market on account of high usage rate of these drugs in combination therapy for the treatment of pruritus in patients suffering from chronic pruritus and growing market penetration rates. Moreover, the introduction of new products such as Pimecrolimus cream and Tacrolimus ointment is expected to further drive this market.
•	Anti-histamines owing to its growing use as a first line treatment and presence of drugs in pipeline with expected commercialization is also expected to grow at a healthy rate during the forecast period.
•	North America led the overall market in terms of revenue in 2013 majorly on account of the presence of high prevalence of diseases associated with pruritus, introduction of new products targeting the unmet medical needs and growing patient awareness levels.
•	The Asia Pacific pruritus therapeutics market is expected to grow at a CAGR of over 5.0% during the forecast period. Presence of high unmet healthcare needs and increasing prevalence of allergic contact dermatitis and urticaria in this region are some factors attributing to its rapid growth rate.
•	Some key participants of the pruritus therapeutics market include Sanofi, Pfizer, Tai Guk Pharmaceutical Company, Actavis, Trevi Therapeutics, Cara Therapeutics, Ocera Therapeutics Inc. and NeRRe Therapeutics.
•	Manufacturers adhere to rigorous R&D in an attempt to develop cost effective products and avoid barriers such as product recalls. In addition, this strategy is implemented keeping the unmet needs in consideration. For Instance, Creabilis has a molecule in the pipeline – CT327, which caters to the unmet needs associated with pruritus in patients suffering from psoriasis.

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

Foot ulcers are especially common in people who have one or more of the following health problems:

•	Peripheral neuropathy. This is nerve damage in the feet or lower legs. Diabetes is the most common cause of peripheral neuropathy. When nerves in the feet are damaged, they can no longer warn about pain or discomfort. When this happens, tight-fitting shoes can trigger a foot ulcer by rubbing on a part of the foot that has become numb. People with peripheral neuropathy may not be able to feel when they've stepped on something sharp or when they have an irritating pebble in their shoes. They can injure their feet significantly and never know it, unless they examine their feet routinely for injury.

Many elderly people and diabetics with vision problems also can't see their feet well enough to examine them for problems.

•	Circulatory problems. Any illness that decreases circulation to the feet can cause foot ulcers. Less blood reaches the feet, which deprives cells of oxygen. This makes the skin more vulnerable to injury. And it slows the foot's ability to heal.

Poor circulation in the leg arteries is called peripheral artery disease. It also causes pain in the leg or buttock during walking. It is caused by atherosclerosis. This is a disease in which fatty deposits of cholesterol build up inside arteries.

•	Abnormalities in the bones or muscles of the feet. Any condition that distorts the normal anatomy of the foot can lead to foot ulcers. This is particularly true if the foot is forced into shoes that don't fit the foot's altered shape. Examples are claw feet, feet with fractures, and cases of severe arthritis.

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

If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may, among other things:

•	issue untitled letters or warning letters;
•	mandate modifications to promotional materials or require us to provide corrective information to healthcare practitioners;
•	require us to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;
•	seek an injunction or impose civil or criminal penalties or monetary fines;
•	suspend or withdraw regulatory approval;
•	suspend any ongoing clinical trials;
•	refuse to approve pending applications or supplements to applications filed by us; or
•	require us to initiate a product recall.

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

KLS-13023 is a formulation that does contain cannabidiol. At present, cannabidiol is deemed a Schedule 1 controlled substance by the U.S. Drug Enforcement Agency under the Controlled Substances Act. And like the drug molecule EpidiolexÒ, which was recently approved by the FDA for marketing and sale for use in treating Dravet’s Syndrome and Lennox-Gasteau Syndrome (forms of child epilepsy), KLS-13023 would need to follow the guidance set forth by the CSA, complete a successful human clinical trial and apply for rescheduling, as was the case with EpidiolexÒ, now a Schedule 5 drug.

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

Therapeutic Goods Administration (TGA)

•	Clinical trials conducted in Australia are subject to various regulatory controls to ensure the safety of participants. The TGA regulates the use of therapeutic goods supplied in clinical trials in Australia under the therapeutic goods legislation.
•	Clinical trial sponsors must be aware of the requirements to import, export, manufacture and supply therapeutic goods in Australia. The following avenues provide for the importation into and/or supply in Australia of 'unapproved' therapeutic goods for use in a clinical trial:
•	Clinical Trial Notification (CTN) scheme; and
•	Clinical Trial Exemption (CTX) scheme.

The CTN Scheme is a notification process involving the following:

•	The Australian clinical trial sponsor must notify us of the intent to sponsor a clinical trial involving an 'unapproved' therapeutic good. This must take place before starting to use the goods. The notification form must be submitted online and accompanied by the relevant fee.
•	We may give the sponsor of the trial written notice to provide specified information relating to goods notified in the CTN form.
•	We do not evaluate any data relating to the clinical trial at the time of submission. The Human Research Ethics Committee (HREC) reviews the scientific validity of the trial design, the balance of risk versus harm of the therapeutic good, the ethical acceptability of the trial process, and approves the trial protocol. The HREC is also responsible for monitoring the conduct of the trial.
•	The institution or organization at which the trial will be conducted, referred to as the 'Approving Authority', gives the final approval for the conduct of the trial at the site, having due regard to advice from the HREC.
•	It is the responsibility of the sponsor to ensure that all relevant approvals are in place before supplying the 'unapproved' therapeutic goods in the clinical trial.

The CTX Scheme is an approval process involving the following:

•	A sponsor submits an application to us seeking approval to supply 'unapproved' therapeutic goods in a clinical trial. The application must be accompanied by the relevant fee.
•	We evaluate summary information about the product including relevant, but limited, scientific data (which may be preclinical and early clinical data) prior to the start of a trial.
•	The HREC is responsible for considering the scientific and ethical issues of the proposed trial protocol.
•	The sponsor must notify us of each trial conducted using the unapproved therapeutic good(s) approved in the CTX application.

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

Facilities

Our principal executive offices are located at 3805 Old Easton Road, Doylestown, PA 18902. Our telephone number at that address is (858) 883-2642. We have additional offices located at 4 Knoll Court, Lloyd Harbor, N.Y. 11743. On April 1, 2014, the Company entered into a one year lease arrangement for office space, with the option to renew the lease annually. The monthly rent payment is $5,400 and a security deposit of $15,000. On September 15, 2015, the Company entered into a one year lease arrangement for office space. The Company has amended this lease to extend the term through October 31, 2020. The monthly rent payment is $359 and a security deposit of $183. On February 1, 2018, the Company entered into a month to month lease arrangement for laboratory space. The monthly rent payment is $500. On July 1, 2018, the Company entered into a one year lease arrangement for office space, with the option to renew the lease annually. On September 1, 2018, the Company subleased this office space to a third party. The Subleasee will pay 100% of rent for months September through November 2018 and will pay 50% of rent until expiration of lease on June 30, 2019. The monthly rent payment is $2,723 and a security deposit of $2,121.

Employees

We currently have five full time employees and two part time employees. We plan to increase the number of employees in the areas of regulatory affairs, clinical research and testing, and marketing in 2020. There are no collective-bargaining agreements with our employees, and we have not experienced work interruptions or strikes. We believe our relationship with employees is good and we provide health and life insurance for all employees.

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

We are a preclinical stage specialty pharmaceutical company, engaged in developing next-generation synthetic cannabinoid therapeutics. Since our inception in August 2010, we have devoted substantially all of our resources to the development of our product candidates, KLS-13019 and KLS-13023. We have generated significant operating losses since our inception. Our net (losses) income for the years ended December 31, 2019 and 2018 were approximately $(3.5 million) and $1.0 million, respectively. As of December 31, 2019, we had an accumulated deficit of $8,496,088. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

  successfully complete development activities, including the remaining preclinical studies and planned clinical trials for our product candidates;
  complete and submit New Drug Applications (“NDAs”), to the U.S. Food and Drug Administration (the “FDA”), and Marketing Authorization Applications (“MAAs”), to the European Medicines Agency (the “EMA”), and obtain regulatory approval for indications for which there is a commercial market;
  complete and submit applications to, and obtain regulatory approval from, other foreign regulatory authorities;
  manufacture any approved products in commercial quantities and on commercially reasonable terms;
  develop a commercial organization, or find suitable partners, to market, sell and distribute approved products in the markets in which we have retained commercialization rights;
  achieve acceptance among patients, clinicians and advocacy groups for any products we develop;
  obtain coverage and adequate reimbursement from third parties, including government payors; and
  set a commercially viable price for any products for which we may receive approval.

We are unable to predict the timing or amount of increased expenses, or when or if we will be able to achieve or maintain profitability. Even if we are able to complete the processes described above, we anticipate incurring significant costs associated with commercializing our product candidates.

There is substantial doubt about our ability to continue as a going concern.

On March 30, 2020, the report of our independent registered public accounting firm on our December 31, 2019 audited financial statements includes an explanatory paragraph referring to our ability to continue as a going concern. As of December 31, 2019 and 2018, we had cash balances of $121,455 and $307,131, respectively. Management plans to raise additional capital through the issuance of convertible debt. We expect that between our existing cash, cash equivalents and cash raised through our debt offering we will be able to sufficiently fund our operations and capital requirements for the next 12 months. Additional funding will be required to continue our R&D and other operating activities as we have not reached successful commercialization of our product. These circumstances cast significant doubt as to our ability to continue as a going concern.

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

As of December 31, 2019, we had $121,455 in cash and cash equivalents. We expect that between our existing cash, cash equivalents and continuing cash raises through our debt offering we will be able to sufficiently fund our operations and capital requirements through June 2021. We believe that these available funds will be sufficient to complete a Phase 1 clinical trials for KLS-13019 for patients with chemotherapy induced peripheral neuropathy. We anticipate, based on current estimates, that costs associated Phase 1 clinical trials for KLS-13019 will be approximately $2.75 million.

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
  the clinical development plans we establish for these product candidates;
  the number and characteristics of product candidates that we develop or may in-license;
  the terms of any collaboration agreements we may choose to execute;
  the outcome, timing and cost of meeting regulatory requirements established by the U.S. Drug Enforcement Administration (the “DEA”), the FDA, the EMA or other comparable foreign regulatory authorities;
  the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;
  the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us;
  the effect of competing product and market developments;
  costs and timing of the implementation of commercial scale manufacturing activities; and
  the cost of establishing, or outsourcing, sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own.

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

To date, most of our revenue has been from the receipt of state and federal research grants. As of December 31, 2019 we have been granted approximately $300,000 in federal research grants. In connection with these grants, we may be subject to routine audits by government agencies. As part of an audit, these agencies may review our performance, cost structures and compliance with applicable laws, regulations, policies and standards and the terms and conditions of the grant. If any of our expenditures are found to be unallowable or allocated improperly or if we have otherwise violated terms of the grant, the expenditures may not be reimbursed and/or we may be required to repay funds already disbursed. Accordingly, an audit could result in a material adjustment to our results of operations and financial condition.

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

  delays in reaching or failing to reach agreement on acceptable terms with prospective clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different clinical trial sites;
  delays or inability in manufacturing or obtaining sufficient quantity or quality of a product candidate or other materials necessary to conduct clinical trials due to regulatory and manufacturing constraints;
  difficulties obtaining institutional review board, or IRB, DEA or comparable foreign regulatory authority, or ethics committee approval to conduct a clinical trial at a prospective site or sites;
  challenges in recruiting and enrolling patients to participate in clinical trials, including the size and nature of the patient population, the proximity of patients to clinical trial sites, eligibility criteria for the clinical trial, the nature of the clinical trial protocol, the availability of approved effective treatments for the relevant indication and competition from other clinical trial programs for similar indications;
  severe or unexpected toxicities or drug-related side effects experienced by patients in our clinical trials or by individuals using drugs similar to our product candidates;
  DEA or comparable foreign regulatory authority-related recordkeeping, reporting or security violations at a clinical trial site, leading the DEA, state authorities or comparable foreign regulatory authorities to suspend or revoke the site’s controlled substance license and causing a delay or termination of planned or ongoing clinical trials;
  regulatory concerns with cannabinoid products generally and the potential for abuse of those products;
  difficulties retaining patients who have enrolled in a clinical trial who may withdraw due to lack of efficacy, side effects, personal issues or loss of interest;
  ambiguous or negative interim results; or
  lack of adequate funding to continue the clinical trial.

In addition, a clinical trial may be suspended or terminated by us, the FDA, IRBs, ethics committees, data safety monitoring board or other foreign regulatory authorities overseeing the clinical trial at issue or other regulatory authorities due to a number of factors, including, among others:

  failure to conduct the clinical trial in accordance with regulatory requirements or our clinical trial protocols;
  inspection of the clinical trial operations or clinical trial sites by the FDA, the DEA, the EMA or other foreign regulatory authorities that reveals deficiencies or violations that require us to undertake corrective action, including the imposition of a clinical hold;
  unforeseen safety issues, including any safety issues that could be identified in our ongoing toxicology studies;
  adverse side effects or lack of effectiveness; and
  changes in government regulations or administrative actions.

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

  we may not be able to demonstrate that our product candidates are safe and effective in treating patients to the satisfaction of the FDA or EMA;
  the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA or EMA for marketing approval;
  the FDA or EMA may disagree with the number, design, size, conduct or implementation of our clinical trials;
  the FDA or EMA may require that we conduct additional clinical trials;
  the FDA or EMA or other applicable foreign regulatory authorities may not approve the formulation, labeling or specifications of our product candidates;
  the contract research organizations, or CROs, and other contractors that we may retain to conduct our clinical trials may take actions outside of our control that materially adversely impact our clinical trials;
  the FDA or EMA may find the data from preclinical studies and clinical trials insufficient to demonstrate that KLS-13019’s or KLS-13023’s clinical and other benefits outweigh its safety risks;
  the FDA or EMA may disagree with our interpretation of data from our preclinical studies and clinical trials;
  the FDA or EMA may not accept data generated at our clinical trial sites or may disagree with us over whether to accept efficacy results from clinical trial sites outside the United States where the standard of care is potentially different from that in the United States;

  if and when our NDAs or MAAs are submitted to the FDA or EMA, as applicable, the regulatory agency may have difficulties scheduling the necessary review meetings in a timely manner, may recommend against approval of our application or may recommend or require, as a condition of approval, additional preclinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions;
  the FDA may require development of a Risk Evaluation and Mitigation Strategy, or REMS, which would use risk minimization strategies beyond the professional labeling to ensure that the benefits of certain prescription drugs outweigh their risks, as a condition of approval or post-approval, and the EMA may grant only conditional approval or impose specific obligations as a condition for marketing authorization, or may require us to conduct post-authorization safety studies;
  the FDA, EMA, DEA or other applicable foreign regulatory agencies may not approve the manufacturing processes or facilities of third-party manufacturers with which we contract or DEA or other applicable foreign regulatory agency quotas may limit the quantities of controlled substances available to our manufacturers; or
  the FDA or EMA may change their approval policies or adopt new regulations.

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

Clinical trial sponsors must be aware of the requirements to import, export, manufacture and supply therapeutic goods in Australia. The following avenues provide for the importation into and/or supply in Australia of 'unapproved' therapeutic goods for use in a clinical trial:

•	Clinical Trial Notification (CTN) scheme; and
•	Clinical Trial Exemption (CTX) scheme.

The CTN Scheme is a notification process involving the following:

•	The Australian clinical trial sponsor must notify us of the intent to sponsor a clinical trial involving an 'unapproved' therapeutic good. This must take place before starting to use the goods. The notification form must be submitted online and accompanied by the relevant fee.
•	We may give the sponsor of the trial written notice to provide specified information relating to goods notified in the CTN form.
•	We do not evaluate any data relating to the clinical trial at the time of submission. The Human Research Ethics Committee (HREC) reviews the scientific validity of the trial design, the balance of risk versus harm of the therapeutic good, the ethical acceptability of the trial process, and approves the trial protocol. The HREC is also responsible for monitoring the conduct of the trial.
•	The institution or organization at which the trial will be conducted, referred to as the 'Approving Authority', gives the final approval for the conduct of the trial at the site, having due regard to advice from the HREC.
•	It is the responsibility of the sponsor to ensure that all relevant approvals are in place before supplying the 'unapproved' therapeutic goods in the clinical trial.

The CTX Scheme is an approval process involving the following:

•	A sponsor submits an application to us seeking approval to supply 'unapproved' therapeutic goods in a clinical trial. The application must be accompanied by the relevant fee.
•	We evaluate summary information about the product including relevant, but limited, scientific data (which may be preclinical and early clinical data) prior to the start of a trial.
•	The HREC is responsible for considering the scientific and ethical issues of the proposed trial protocol.
•	The sponsor must notify us of each trial conducted using the unapproved therapeutic good(s) approved in the CTX application.

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

  foreign regulatory requirements that could burden or limit our ability to conduct our clinical trials;
  administrative burdens of conducting clinical trials under multiple foreign regulatory schema;
  foreign exchange fluctuations;
  manufacturing, customs, shipment and storage requirements;
  cultural differences in medical practice and clinical research; and
  diminished protection of intellectual property in some countries.

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

  issue untitled letters or warning letters;
  mandate modifications to promotional materials or require us to provide corrective information to healthcare practitioners;
  require us to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;
  seek an injunction or impose civil or criminal penalties or monetary fines;
  suspend or withdraw regulatory approval;
  suspend any ongoing clinical trials;
  refuse to approve pending applications or supplements to applications filed by us; or
  require us to initiate a product recall.

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

KLS-13023 is a formulation that does contain cannabidiol. At present, cannabidiol is deemed a Schedule 1 controlled substance by the U.S. Drug Enforcement Agency under the Controlled Substances Act. And like the drug molecule EpidiolexÒ, which was recently approved by the FDA for marketing and sale for use in treating Dravet’s Syndrome and Lennox-Gasteau Syndrome (forms of child epilepsy), KLS-13023 would need to follow the guidance set forth by the CSA, complete a successful human clinical trial and apply for rescheduling, as was the case with EpidiolexÒ, now a Schedule 5 drug.

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

On August 29, 2013, United States Deputy Attorney General James Cole issued the Cole Memo to United States attorneys guiding them to prioritize enforcement of Federal law away from the cannabis industry operating as permitted under certain state laws, so long as:

•	cannabis is not being distributed to minors and dispensaries are not located around schools and public buildings;

•	the proceeds from sales are not going to gangs, cartels or criminal enterprises;

•	cannabis grown in states where it is legal is not being diverted to other states;

•	cannabis-related businesses are not being used as a cover for sales of other illegal drugs or illegal activity;

•	there is not any violence or use of firearms in the cultivation and sale of marijuana;

•	there is strict enforcement of drugged-driving laws and adequate prevention of adverse health consequences; and

•	cannabis is not grown, used, or possessed on Federal properties.

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

  the U.S. federal healthcare Anti-Kickback Statute impacts our marketing practices, educational programs, pricing policies and relationships with healthcare providers or other entities, by prohibiting, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;
  federal civil and criminal false claims laws and civil monetary penalty laws impose criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent (including through impermissible promotion of our products for off-label uses) or making a false statement or record to avoid, decrease or conceal an obligation to pay money to the federal government;
  the U.S. federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also created federal criminal laws that prohibit knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services;

  HIPAA, and the rules and regulations promulgated thereunder, establish federal standards for maintaining the privacy and security of certain patient health information known as Protected Health Information, or PHI. As amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, HIPAA establishes federal standards for administrative, technical and physical safeguards relevant to the electronic transmission of PHI and imposes notification obligations in the event of a breach of the privacy or security of PHI. In addition to adhering to the requirements of HIPAA, entities considered “covered entities” under HIPAA (such as health plans, healthcare clearinghouses, and certain healthcare providers) are required to obtain assurances in the form of a written contract from certain business associates to which they transmit PHI (or who create, receive, transmit or maintain PHI on the covered entity’s behalf) to ensure that the privacy and security of such information is maintained in accordance with HIPAA requirements. HITECH made changes to HIPAA including extending the reach of HIPAA beyond HIPAA covered entities to business associates, increased the maximum civil monetary penalties for violations of HIPAA, and granted enforcement authority to state attorneys general. Failure to comply with HIPAA/HITECH can result in civil and criminal liability, including civil monetary penalties, fines and imprisonment;
  the U.S. federal physician payment transparency requirements under the Affordable Care Act require applicable manufacturers of covered drugs, devices, biologics and medical supplies to report annually to HHS information related to payments and other transfers of value to physicians, certain other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and certain other healthcare providers and their immediate family members and applicable group purchasing organizations; and

  analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and certain other healthcare providers or marketing expenditures. Additionally, state and foreign laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA/HITECH, thus complicating compliance efforts.

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

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with DEA, FDA or EMA regulations or similar regulations of other foreign regulatory authorities or to provide accurate information to the DEA, FDA, EMA or other foreign regulatory authorities. In addition, misconduct by employees could include intentional failures to comply with certain manufacturing standards, to comply with U.S. federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities, to report financial information or data accurately or to disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We plan to adopt, and will implement and enforce, a Code of Business Conduct and Ethics, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity, such as employee training on enforcement of the Code of Business Conduct and Ethics, may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

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

KLS-13023 is a formulation that does contain cannabidiol. At present, cannabidiol is deemed a Schedule 1 controlled substance by the U.S. Drug Enforcement Agency under the Controlled Substances Act. And like the drug molecule EpidiolexÒ, which was recently approved by the FDA for marketing and sale for use in treating Dravet’s Syndrome and Lennox-Gasteau Syndrome (forms of child epilepsy), KLS-13023 would need to follow the guidance set forth by the CSA, complete a successful human clinical trial and apply for rescheduling, as was the case with EpidiolexÒ, now a Schedule 5 drug.

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

We are aware of multiple companies that are working in the Cannabis therapeutic area, including pharmaceutical companies such as GW Pharmaceuticals PLC, or GW, which markets Sativex, a botanical cannabinoid oral mucosal for the treatment of spasticity due to multiple sclerosis and which is also in development in neuropathic pain in several foreign countries and is seeking FDA approval in the United States, and is developing Epidiolex, a liquid formulation of highly purified CBD extract, as a treatment for Dravet’s Syndrome, Lennox Gastaut Syndrome, and various childhood epilepsy syndromes; Insys Therapeutics, Inc., which is seeking FDA approval for an orally-administered liquid formulation of its synthetic CBD molecule as a treatment for Dravet’s Syndrome, Lennox Gastaut Syndrome, and other childhood epilepsy syndromes; and Nemus Bioscience, Inc. which is focused on the discovery, development and commercialization of Cannabis therapeutics.

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

  withdrawal of patients from our clinical trials;
  substantial monetary awards to patients or other claimants;
  decreased demand for KLS-13019 or KLS-13023 following marketing approval, if obtained;
  damage to our reputation and exposure to adverse publicity;
  increased FDA or EMA warnings on product labels;
  litigation costs;
  distraction of management’s attention from our primary business;
  loss of revenue; and
  the inability to successfully commercialize KLS-13019 or KLS-13023, if approved.

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

COVID-19, a pandemic, epidemic or outbreak of an infectious disease in the United States or elsewhere may adversely affect our business.

If a pandemic, epidemic or outbreak of an infectious disease occurs in the United States or elsewhere, our business may be adversely affected. In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. Currently, his virus continues to spread globally and, as of March 2020, has spread globally, including the United States. The spread of COVID-19 from China to other countries has resulted in the World Health Organization declaring the outbreak of COVID-19 as a “pandemic,” or a worldwide spread of a new disease, on March 11, 2020. Many countries around the world, including the United States, have imposed quarantines and restrictions on travel and mass gatherings to slow the spread of the virus. In response to this, many employers throughout the United States and elsewhere (including us) are preparing and increasing as much as possible the capacity and arrangement for employees to work remotely. However, we are still assessing the effect on our business, from the spread of COVID-19 and the actions implemented by the governments of the United States and elsewhere across the globe.

The spread of COVID-19 (and other infectious diseases) may also result in the inability of our vendors, suppliers, and manufacturers to deliver supplies or raw materials on a timely basis. In addition, announcements from health professionals or governmental agencies may have the effect of reducing our in-person staffing or postpone meetings with vendors, suppliers, and manufacturers in response to the spread of COVID-19 (and other infectious diseases). Such events may result in a period of business disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations. The full extent to which COVID-19 could impact our business depends on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.

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

  an inability to initiate or continue preclinical studies or clinical trials of product candidates under development;
  delay in submitting regulatory applications, or receiving regulatory approvals, for product candidates;
  loss of the cooperation of a collaborator;
  subjecting our product candidates to additional inspections by regulatory authorities; and
  in the event of approval to market and commercialize a product candidate, an inability to meet commercial demands for our products.

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

Our third-party manufacturers may use hazardous materials, including chemicals and molecules that could be dangerous to human health and safety or the environment. The operations of our third-party manufacturers may also produce hazardous waste products. Federal, state and local laws and regulations govern the use, generation, manufacture, storage, handling and disposal of these materials and wastes. In the event of contamination or injury, our third-party manufacturers could be held liable for damages or be penalized with fines in an amount exceeding their resources, which could result in our clinical trials or regulatory approvals being delayed or suspended.

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

  others may be able to make molecules that are the same as or similar to our product candidates but that are not covered by the claims of the patents that we own;
  we might not have been the first to make the inventions covered by the issued patents or pending patent applications that we own;
  we might not have been the first to file patent applications covering certain of our inventions;
  others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
  it is possible that our pending patent applications will not lead to issued patents;
  issued patents that we own may not provide us with any competitive advantages, or may be held invalid or unenforceable as a result of legal challenges;
  our competitors might conduct research and development activities in the United States and other countries that provide a safe harbor from patent infringement claims for certain research and development activities, as well as in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
  we may not develop additional proprietary technologies that are patentable; and
  the patents of others may have an adverse effect on our business.

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

Our common stock currently does not trade. In the event we do develop a trading market in our common stock, the trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this annual report, these factors include:

  trading volatility of low-priced stock;
  the success of competitive products;
  regulatory actions with respect to our product candidates or our competitors’ products and product candidates;
  actual or anticipated changes in our growth rate relative to our competitors;
62

  announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
  results of clinical trials of KLS-13019, KLS-13023 or product candidates of our competitors;
  regulatory or legal developments in the United States and other countries;
  developments or disputes concerning patent applications, issued patents or other proprietary rights;
  the recruitment or departure of key personnel;
  the level of expenses related to our preclinical and clinical development programs;
  the results of our efforts to in-license or acquire additional product candidates or products;
  actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
  variations in our financial results or those of companies that are perceived to be similar to us;
  fluctuations in the valuation of companies perceived by investors to be comparable to us;
  share price and volume fluctuations attributable to inconsistent trading volume levels of our common stock;
  announcement or expectation of additional financing efforts;
  sales of our common stock by us, our insiders or our other stockholders;
  changes in the structure of healthcare payment systems;
  market conditions in the pharmaceutical sector; and
  general economic, industry and market conditions.

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

As of March 6, 2020, our executive officers, directors, and holders of 5.0% or more of our capital stock collectively beneficially owned approximately 79.2% of our voting stock. This concentration of ownership could harm the market price of our common stock by:

  delaying, deferring or preventing a change in control of our company;
  impeding a merger, consolidation, takeover or other business combination involving our company; or
  discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our principal executive offices are located at 3805 Old Easton Road, Doylestown, PA 18902. Our telephone number at that address is (858) 883-2642. We have additional offices located at 4 Knoll Court, Lloyd Harbor, N.Y. 11743. On April 1, 2014, the Company entered into a one year lease arrangement for office space, with the option to renew the lease annually. The monthly rent payment is $5,400 and a security deposit of $15,000. On September 15, 2015, the Company entered into a one year lease arrangement for office space. The Company has amended this lease to extend the term through October 31, 2020. The monthly rent payment is $359 and a security deposit of $183. On February 1, 2018, the Company entered into a month to month lease arrangement for laboratory space. The monthly rent payment is $500. On July 1, 2018, the Company entered into a one year lease arrangement for office space, with the option to renew the lease annually. On September 1, 2018, the Company subleased this office space to a third party. The Subleasee will pay 100% of rent for months September through November 2018 and will pay 50% of rent until expiration of lease on June 30, 2019. This lease has been extended through June 30, 2020. The monthly rent payment is $2,723 and a security deposit of $2,121.

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

Subsequently, Kannalife and Mr. Petkanas filed a motion to dismiss the new lawsuit on grounds of res judicata. The Plaintiff-Appellant filed a cross-motion for a stay.

On October 30, 2019, the Court ruled in favor of Kannalife and Mr. Petkanas, stating "The motion to dismiss is granted to the extent that the matter is dismissed on the ground of res judicata, and cross-motion for a stay is denied, in accordance with the reasons set forth in the Court's oral decision of October 30, 2019, following oral argument. This constitutes the Decision and Order of this Court".

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTCQB Marketplace operated by the OTC Markets Group, Inc., under the ticker symbol “KLFE.” There was no established public trading market in our securities from the time of our initial public offering went effective on July 15, 2016 until a market established on or about December 5, 2019. Trading of securities on the OTCQB is often sporadic and investors may have difficulty buying and selling or obtaining market quotations.

The following table sets forth the reported high and low closing bid prices for our common stock as reported on the OTCQB for the following periods. These market quotations reflect inter-dealer prices, do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

Fiscal Year Ended December 31, 2020
	High	Low
First Quarter (as of March 5, 2020)	$4.30	$0.535

Fiscal Year Ended December 31, 2019
	High	Low
Fourth Quarter (commencing December 5, 2019)	$6.90	$1.20

On November 9, 2018, the Company filed an amendment to its certificate of incorporation with the Delaware Secretary of State to change its name to Kannalife, Inc. The Company concurrently submitted a request to FINRA for the name change as well as a ticker symbol change. The Company’s name change and ticker change was reviewed and processed by FINRA and went effective January 17, 2019.

Holders of Record

As of March 6, 2020, there were approximately 86 holders of record of our common stock. This number was derived from our shareholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Dividends

We have not paid, nor declared, any cash dividends since our inception and do not intend to declare or pay any such dividends in the foreseeable future. Our ability to pay cash dividends is subject to limitations imposed by state law.

Recent Sales of Unregistered Securities

In December 2019, the Company entered into a Securities Purchase Agreement with an investor pursuant to which the Company agreed to sell the investor a $100,000 convertible note bearing interest at 8% per annum (the “Note”). The Note matures two years from the date of issuance. The Note is convertible at the option of the holder at any time into shares of the Company’s common stock at an effective conversion price of 75% of the average closing price of the Company’s common stock on the fifteen days prior to conversion. The Company may not prepay this Note within the first six months. If, after the first six months until the maturity of the Note the Company:

(a)	elects to repay the Note, it must do so at a premium of one hundred and twenty five percent (125%) of the face amount of the note, together with all unpaid and accrued interest to the date of repayment.

(b)	elects to involuntarily exercise conversion of this Note to the Holder, the Company must provide written notice to the Holder along with an executed copy of the Company’s Notice of Conversion, specifying that the Note shall be converted into shares of the Company’s Common Stock based upon at an effective conversion price of 75% of the average closing price of the Company’s common stock on the fifteen days prior to conversion.

In addition, the Company also sold warrants to the investors to purchase up to an aggregate 100,000 shares of common stock (the “Warrant”). The warrant is fully vested and was fully expensed as of the issuance date with an exercise term of three (3) years

Equity Compensation Plan Information

See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance under equity compensation plans.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and operating results together with our consolidated financial statements and related notes included elsewhere in this annual report. This discussion and analysis and other parts of this annual report contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other parts of this annual report. The last day of our fiscal year is December 31. Our fiscal quarters end on March 31, June 30, September 30, and December 31, and our current fiscal year ended on December 31, 2019.

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

On November 9, 2018, the Company filed an amendment to its certificate of incorporation with the Delaware Secretary of State to change its name to Kannalife, Inc. The Company concurrently submitted a request to FINRA for approval of the name change as well as a ticker symbol chang to “KLFE” and such action went effective on January 17, 2019.

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
    semi-synthetic sources; and
    synthetic and bio-synthetic sources.

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

The jurisdictions in which the ‘507 Patent is valid are: the U.S., the U.K., Ireland, the E.U., and Australia. The patent life in these jurisdictions expired on April 21, 2019.

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

Results from our pre-clinical efforts in the potential treatment of OHE and the potential treatment of CIPN have shown a marked improvement over 99.7% pure pharmaceutical grade synthetic CBD in side by side pre-clinical comparison. In a pre-clinical comparison for neuroprotection between CBD and KLS-13019, results indicated increased potency for the new molecule (KLS-13019) as determined by six assays, while both molecules exhibited efficacy in preventing oxidative stress-related toxicities back to control values.

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

Additional follow on studies recently published on May 10, 2019 in the Journal of Molecular Neuroscuence has further advanced the Company’s studies on the mechanism of action for CBD and KLS-13019 in pre-clinical testing for the treatment of CIPN. The mechanism of action for CBD-and KLS-13019-mediated protection now has been explored with dissociated dorsal root ganglion (DRG) cultures using small interfering RNA (siRNA) to the mitochondrial Na+ Ca2+ exchanger-1 (mNCX-1). Treatment with this siRNA produced a 50–55% decrease in the immunoreactive (IR) area for mNCX-1 in neuronal cell bodies and a 72–80% decrease in neuritic IR area as determined with high-content image analysis. After treatment with 100 nM KLS-13019 and siRNA, DRG cultures exhibited a 75 ±5% decrease in protection from paclitaxel-induced toxicity; whereas siRNA studies with 10 μM CBD produced a 74± 3% decrease in protection. Treatment with mNCX-1 siRNA alone did not produce toxicity. The protective action of cannabidiol and KLS-13019 against paclitaxel-induced toxicity during a 5-h test period was significantly attenuated after a 4-day knockdown of mNCX-1 that was not attributable to toxicity. These data indicate that decreases in neuritic mNCX-1 corresponded closely with decreased protection after siRNA treatment. Pharmacological blockade of mNCX-1 with CGP-37157 produced complete inhibition of cannabinoid-mediated protection from paclitaxel in DRG cultures, supporting the observed siRNA effects on mechanism

Sodium-Calcium Exchanger (“NCX”) (often denoted Na+/Ca2+ exchanger, NCX, or exchange protein) is an antiporter membrane protein that removes calcium from cells. The exchanger exists in many different cell types and animal species. The NCX is considered one of the most important cellular mechanisms for removing Ca2+ (calcium ions) from cells. The exchanger is usually found in the plasma membranes and the mitochondria and endoplasmic reticulum of excitable cells.

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

Clinical Timelines

As a result of the unprecedented effects of COVID-19, the Company has updated its clinical timelines to give effect to the significant interruption to business and financial operations worldwide as a result of the COVID-19 crisis. The Company will continue to monitor the progress of the shutdowns currently in effect and revise its clinical timelines accordingly.

Product Candidate	Target Indication	Delivery Method	Current Development Status	Expected Next Steps
KLS-13019	Chemotherapy Induced	Oral Gel Capsule	Preclinical	3Q21: Initiate Phase 1
Peripheral Neuropathy
	Mild Traumatic Brain Injury	Oral Gel Capsule	Preclinical	2Q22: Initiate Phase 1
KLS-13023	Overt Hepatic Encephalopathy	Oral Gel Capsule	Preclinical	1Q22: Initiate Phase 1
	Mild Traumatic Brain Injury	Oral Gel Capsule	Preclinical	3Q22: Initiate Phase 1

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

The Company believes it will be able to raise the sufficient capital to proceed forth with a Phase 1 human safety trial for the treatment of Chemotherapy Induced Peripheral Neuropathy. All preclinical work in this indication, including animal toxicity studies, are expected to be completed before the end of the second quarter 2021. The Company plans on entering into clinical trials sometime in the fourth quarter 2021. Additionally, the Company believes it will be able to raise the sufficient capital to proceed forth with a Phase 1 human safety trial for the treatment of Overt Hepatic Encephalopathy. All preclinical work in this indication, including animal toxicity studies, are expected to be completed before the end of the second quarter 2021.

The Company intends on seeking additional capital to proceed forth with its business plan regarding additional drug pipeline opportunities.

Through the year end 2018 we have incurred net losses from operations since inception. Our loss from operations was $(1,061,808) for the year ended December 31, 2018. Our net income, due to a gain in investment, was $931,059 for the year ended December 31, 2018. Our loss from operations was $(2,329,117) for the year ended December 31, 2019. Our net loss was $(3,450,865) for the year ended December 31, 2019. We expect to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability.

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

  expenses associated with preclinical development;
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

We incurred research and development expenses of $554,701 and $224,933 for the years ended December 31, 2019 and 2018, respectively.

We expect that our research and development expenses in 2020 and for the next several years will be higher than in 2019 as a result of the work needed for our expected initiation of our Phase 1 clinical trials of KLS-13019 and KLS-13023. These expenditures are subject to numerous uncertainties regarding timing and cost to completion. Completion of our preclinical development and clinical trials may take several years or more and the length of time generally varies according to the type, complexity, novelty and intended use of a product candidate. The cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development, including, among others:

  the number of sites included in the clinical trials;
  the length of time required to enroll suitable patients;
  the size of patient populations participating in the clinical trials;
  the duration of patient follow-ups;
  the development stage of the product candidates; and
  the efficacy and safety profile of the product candidates.

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

We expect that our general and administrative expenses in 2020 and for the next several years will be higher than in 2019 as we increase our headcount. We also anticipate increased expenses relating to our operations as a public company, including increased costs for the hiring of additional personnel, and for payment to outside consultants, including lawyers and accountants, to comply with additional regulations, corporate governance, internal control and similar requirements applicable to public companies, as well as increased costs for insurance.

Interest Income (Expense), net

Interest income consists primarily of interest earned on our money market bank account. Interest expense consists of interest expense on our notes payable.

Income Taxes

As of December 31, 2019, we had $4,248,000 of federal operating loss carryforwards. These operating loss carryforwards will begin to expire in 2031. The Tax Reform Act of 1986, or the Act, provides for limitation on the use of net operating loss and research and development tax credit carryforwards following certain ownership changes (as defined by the Act) that could limit our ability to utilize these carryforwards. We may have experienced various ownership changes, as defined by the Act, as a result of past financings. Accordingly, our ability to utilize the aforementioned carryforwards may be limited. Additionally, U.S. tax laws limit the time during which these carryforwards may be applied against future taxes; therefore, we may not be able to take full advantage of these carryforwards for federal income tax purposes.

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

Critical Accounting Policies and Use of Estimates

We have based our management's discussion and analysis of financial condition and results of operations on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to preclinical development expenses, stock-based compensation, convertible debt and derivative liabilities. We base our estimates on historical experience and on various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully discussed in note 2 to our audited consolidated financial statements appearing at the end of this annual report, we believe that the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our consolidated financial statements.

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

Common stock, restricted stock and stock options issued during and subsequent to the year ended December 31, 2019

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

In December 2019, the Company entered into a Securities Purchase Agreement with an investor pursuant to which the Company agreed to sell the investor a $100,000 convertible note bearing interest at 8% per annum (the “Note”). The Note matures two years from the date of issuance. The Note is convertible at the option of the holder at any time into shares of the Company’s common stock at an effective conversion price of 75% of the average closing price of the Company’s common stock on the fifteen days prior to conversion. The Company may not prepay this Note within the first six months. If, after the first six months until the maturity of the Note the Company:

(a)	elects to repay the Note, it must do so at a premium of one hundred and twenty five percent (125%) of the face amount of the note, together with all unpaid and accrued interest to the date of repayment.

(b)	elects to involuntarily exercise conversion of this Note to the Holder, the Company must provide written notice to the Holder along with an executed copy of the Company’s Notice of Conversion, specifying that the Note shall be converted into shares of the Company’s Common Stock based upon at an effective conversion price of 75% of the average closing price of the Company’s common stock on the fifteen days prior to conversion.

In addition, the Company also sold warrants to the investors to purchase up to an aggregate 100,000 shares of common stock. The warrant is fully vested and was fully expensed as of the issuance date with an exercise term of three (3) years

As of December 31, 2019, and December 31, 2018, there were 74,225,141 and 69,854,141 shares of common stock issued and outstanding, respectively.

Results of Operations

Comparison of the Years Ended December 31, 2019 and 2018

Revenues

Revenues for the year ended December 31, 2019, was $126,027 compared to $173,889 the year ended December 31, 2018. Revenues in 2019 and 2018 were entirely related to work performed in connection with grants received.

Research and Development Expenses

Research and development expenses increased by $329,768, or 147%, to $554,701 for the year ended December 31, 2019 from $224,933 for the year ended December 31, 2018. The increase was primarily the result of increased consulting and compensation expense related to increased product development activities.

General and Administrative Expenses

General and administrative expenses increased by $889,679 or 88% to $1,900,443 for the year ended December 31, 2019 from $1,010,764 for the year ended December 31, 2018. This increase was largely the result of an increase of public relations expense, consulting expense and personnel cost due to our executive officers taking salaries in 2019.

Other Income (Expense)

Other (expense) income, net was $(1,121,748) and $2,804,851 for the years ended December 31, 2019 and 2018, respectively.

Liquidity and Capital Resources

Since our inception in 2010, we have devoted most of our cash resources to research and development and general and administrative activities. We have financed our operations primarily with the proceeds from the sale of preferred stock and convertible promissory notes, state and federal grants and research services. To date, we have not generated any revenues from the sale of products, and we do not anticipate generating any revenues from the sales of products for the foreseeable future. We have incurred losses and generated negative cash flows from operations since inception. As of December 31, 2019, our principal sources of liquidity were our cash and cash equivalents, which totaled $121,455. Our working capital deficit was $(1,196,522) as of December 31, 2019.

Equity Financings

For the years ended December 31, 2019 and 2018, we received net proceeds of $100,000 and $352,000, respectively, from the sale of convertible notes and promissory notes. Immediately prior to the Share Exchange, the Company received proceeds of $150,000 for the sale of 75 shares of Series A preferred stock and 75 shares of Series B preferred stock. Additionally, the Company received $203,000 for the sale of 2,030,000 shares of common stock.

Debt

We had the following schedule of debt for the years ended December 31, 2019 and 2018:

	Years ended December 31,
	2019	2018
Outstanding Debt Obligations:
Loan payable	$620,000	$620,000
Loan payable – related party	42,092	41,995
Convertible notes payable	378,839	500,000
Capital lease obligations	35,297	—
Total All Debt Obligations	$1,076,228	$1,161,995

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

The Company is currently raising capital and we anticipate raising funds sufficient to commence a Phase 1 clinical trials for KLS-13019 for patients with chemotherapy induced peripheral neuropathy. We anticipate, based on current estimates, that costs associated Phase 1 clinical trials for KLS-13019 will be approximately $2.75 million.

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

A significant shareholder of the Company owned the remaining ownership of Kannaway LLC. Subsequently, Kannaway was sold, by its parent company, to MJNA for 833,333,333 shares of MJNA common stock. The settlement agreement called for the release of all obligations in exchange for the issuance of 41,583,333 shares of common stock in MJNA to the Company. For the year ended December 31, 2019, the Company recorded a realized loss of $942,982 related to the investment in MJNA. As of December 31, 2019 the Company has sold all of their shares of MJNA.

The Company’s shares in MJNA were eligible for re-sale under Rule 144 of the Securities Act and the Company intended to and did liquidate its holdings in MJNA in its discretion to help fund its operations. There were no contractual, affiliate or other restrictions on the Company’s ability to re-sell its shares in MJNA.

The Company has completed the sale of all of the shares of MJNA and no longer has any of these shares for sale on its balance sheet.

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
  the clinical development plans we establish for these product candidates;
  the number and characteristics of product candidates that we develop or may in-license;
  the terms of any collaboration agreements we may choose to execute;
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
  costs and timing of the implementation of commercial scale manufacturing activities; and
  the cost of establishing, or outsourcing, sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own.

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

Cash Flows

Years ended December 31, 2019 and 2018 — The following table summarizes our cash flows from operating, investing and financing activities for the years ended December 31, 2019 and 2018:

	Years ended December 31,
	2019	2018
Consolidated Statement of Cash Flows Data:
Total net cash provided by (used in):
Operating activities	$(1,894,085)	$(1,210,907)
Investing activities	1,567,218	824,546
Financing activities	141,191	689,166
(Decrease) Increase in cash and cash equivalents	$(185,676)	$302,805

Operating Activities

Net cash used in operating activities for the year ended December 31, 2019 was $1,894,085, including $1,337,776 of net non-cash expenses and a $219,004 net change in operating assets and liabilities. The net noncash expenses were predominantly related to the net gains and losses on marketable security of $942,982. The change in operating assets and liabilities was primarily due to a $131,572 increase in accounts payable and accrued expenses and a $99,291 decrease of other receivables.

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

We expect cash used in operating activities to continue to increase in 2020 as compared to 2019 due to an expected increase in our operating losses associated with ongoing development of our product candidates.

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2019 was $1,567,218. Cash provided by investing activities from the cash received from the sale of marketable securities was $1,636,658 for the year ended December 31, 2019. Cash used for purchase of equipment was $41,950 and cash used for the purchase of investment was $27,490 for the year ended December 31, 2019.

Net cash provided by investing activities for the year ended December 31, 2018 was $824,546. Cash provided by investing activities from the cash received from the reverse acquisition and the sale of marketable securities was $289,654 and $537,966, respectively, for the year ended December 31, 2018. Cash used for purchase of equipment was $3,074 for the year ended December 31, 2018.

Financing Activities

Cash provided by financing activities of $141,191 for the year ended December 31, 2019 was primarily due to $100,000 in net proceeds received on the issuance of certain debt instruments.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), requiring lessees to recognize for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (2) a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The update is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2018. The Company adopted the standard effective January 1, 2019, using the cumulative-effect adjustment transition method, which applies the provisions of the standard at the effective date without adjusting the comparative periods presented. The Company adopted the following practical expedients and elected the following accounting policies related to this standard update:

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses” to improve information on credit losses for financial assets and net investment in leases that are not accounted for at fair value through net income. ASU 2016-13 replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses. In April 2019 and May 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” and ASU No. 2019-05, “Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief” which provided additional implementation guidance on the previously issued ASU. In November 2019, the FASB issued ASU 2019-10, “Financial Instruments - Credit Loss (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842),” which defers the effective date for public filers that are considered small reporting companies (“SRC”) as defined by the Securities and Exchange Commission to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Since the Company is an SRC, implementation is not needed until January 1, 2023. The Company will continue to evaluate the effect of adopting ASU 2016-13 will have on the Company’s consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of the Company's audited consolidated financial statements for the fiscal years ended December 31, 2019 and 2018, begins on page F-1 of this Annual Report on Form 10-K.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2019, the Company’s internal control over financial reporting was ineffective for the purposes for which it is intended.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over our financial reporting as of December 31, 2019 and 2018 the Company determined that the following items constituted a material weakness:

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

These weaknesses were first identified during the year ended December 31, 2018.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages, and positions of our executive officers and directors:

Name	Age	Position
Dean Petkanas	56	Chief Executive Officer and Chairman of the Board
Mark Corrao	62	Chief Financial Officer
Thomas Kikis	42	Chief Communications Officer and Director
Dr. William Kinney	62	Chief Scientific Officer
Robert Malasek	52	Director
Blake Schroeder	41	Director
Dr. Timothy R. Scott	67	Director

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

Compliance with Section 16(A) of the Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. Based solely on our review of copies of such forms that we have received, or written representations from reporting persons, we believe that during the fiscal year ended December 31, 2019, all executive officers, directors and greater than 10% stockholders complied with all applicable filing requirements, other than (i) a Form 4 that was filed late on December 3, 2019 by Dean Petkanas, and (ii) Form 4’s for Robert Malasek, Timothy Scott, Blake Schroeder, William Kinney and Dean Petkanas related to stock issuances in August 14, 2019 that are late and will be filed shortly following the filing of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth, for the fiscal years ended December 31, 2019 and 2018, the dollar value of all cash and noncash compensation earned by any person that was our principal executive officer, or PEO, during the preceding fiscal year.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plane Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Dean Petkanas,	2019	240,000	—	20,000	—	—	—	—	260,000
Chief Executive Officer and Chairman	2018	240,000	—	—	—	—	—	—	240,000
Thomas Kikis,	2019	125,000	—	—	—	—	—	—	125,000
Chief Communications Officer and Director	2018	150,000	—	—	—	—	—	—	150,000
Mark Corrao,	2019	60,000	—	—	—	—	—	—	60,000
Chief Financial Officer	2018	60,000	—	—	—	—	—	—	60,000
William Kinney,	2019	30,000	—	20,000	—	—	—	—	50,000
Chief Scientific Officer	2018	30,000	—	—	—	—	—	—	30,000

Stock Option Plans

On August 14, 2019, the Board authorized the Kannalife, Inc. 2019 Equity Incentive Plan (the “2019 Plan”) in order to facilitate the grant of cash and equity incentives to directors, employees (including our named executive officers) and consultants of our company and certain of its affiliates and to enable our company and certain of its affiliates to obtain and retain services of these individuals, which is essential to our long-term success. Our 2019 Plan allows for the grant of a variety of equity vehicles to provide flexibility in implementing equity awards, including incentive stock options, non-qualified stock options, restricted stock grants, unrestricted stock grants and restricted stock units.

Authorized Shares.    A total of 7,500,000 shares of common stock were authorized under the 2019 Plan.

Plan Administration.    As used herein with respect to the 2019 Plan, the “Board of Directors” refers to any committee the Board of Directors appoints as well as to the Board of Directors itself. Subject to the provisions of the 2019 Plan, the Board of Directors has the power to construe and interpret the 2019 Plan and awards granted under it and to determine the persons to whom and the dates on which awards will be granted, the number of shares of common stock to be subject to each award, the time or times during the term of each award within which all or a portion of such award may be exercised, the exercise price, the type of consideration and other terms of the award. Subject to the limitations set forth below, the Board of Directors will also determine the exercise price of options granted under the 2019 Plan and, with the consent of any adversely affected option holder, may reduce the exercise price of any outstanding option, cancel an outstanding option in exchange for a new option covering the same or a different number of shares of common stock or another equity award or cash or other consideration, or any other action that is treated as a repricing under generally accepted accounting principles. All decisions, determinations and interpretations by the Board of Directors regarding the 2019 Plan shall be final and binding on all participants or other persons claiming rights under the 2019 Plan or any award.

Options.     Options granted under the 2019 Plan may become exercisable in cumulative increments (“vest”) as determined by the Board of Directors. Such increments may be based on continued service to the Company over a certain period of time, the occurrence of certain performance milestones, or other criteria. Options granted under the 2019 Plan may be subject to different vesting terms. The Board of Directors has the power to accelerate the time during which an option may vest or be exercised. In addition, options granted under the 2019 Plan may permit exercise prior to vesting, but in such event the participant may be required to enter into an early exercise stock purchase agreement that allows the Company to repurchase unvested shares, generally at their exercise price, should the participant’s service terminate before vesting. To the extent provided by the terms of an option, a participant may satisfy any federal, state or local tax withholding obligation relating to the exercise of such option by a cash payment upon exercise, by authorizing the Company to withhold a portion of the stock otherwise issuable to the participant, or by such other method as may be set forth in the option agreement. The maximum term of options under the 2019 Plan is 10 years, except that in certain cases the maximum term of certain incentive stock options is five years. Options under the 2019 Plan generally terminate three months after termination of the participant’s service. Incentive stock options are not transferable except by will or by the laws of descent and distribution, provided that a participant may designate a beneficiary who may exercise an option following the participant’s death. Nonstatutory stock options are transferable to the extent provided in the option agreement.

Stock Bonuses and Restricted Stock Awards.    Subject to certain limitations, the consideration, if any, for restricted stock unit awards must be at least the par value of our common stock. The consideration for a stock unit award may be payable in any form acceptable to the Board of Directors and permitted under applicable law. The Board of Directors may impose any restrictions or conditions upon the vesting of restricted stock unit awards, or that delay the delivery of the consideration after the vesting of stock unit awards, that it deems appropriate. Restricted stock unit awards are settled in shares of the Company’s common stock. Dividend equivalents may be credited in respect of shares covered by a restricted stock unit award, as determined by the Board of Directors. At the discretion of the Board of Directors, such dividend equivalents may be converted into additional shares covered by the restricted stock unit award. If a restricted stock unit award recipient’s service relationship with the Company terminates, any unvested portion of the restricted stock unit award is forfeited upon the recipient’s termination of service.

Certain Adjustments.    Transactions not involving receipt of consideration by the Company, such as a merger, consolidation, reorganization, recapitalization, reincorporation, reclassification, stock dividend, dividend in property other than cash, stock split, liquidating dividend, combination of shares, exchange of shares, or a change in corporate structure may change the type(s), class(es) and number of shares of common stock subject to the 2019 Plan and outstanding awards. In that event, the 2019 Plan will be appropriately adjusted as to the type(s), class(es) and the maximum number of shares of common stock subject to the 2019 Plan and the Section 162(m) Limitation, and outstanding awards will be adjusted as to the type(s), class(es), number of shares and price per share of common stock subject to such awards.

There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table for the fiscal year ended December 31, 2019.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised during the fiscal year ended December 31, 2019, by the executive officers named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table

There were no awards made to a named executive officer in the last completed fiscal year under any LTIP.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. In the year ending December 2019, each Director received 250,000 shares of common stock at a value of $0.10 a share.

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

Thomas Kikis

Mr. Kikis will receive an annual base salary of $125,000 (adjusted from his initial annual base salary of $150,000 as permitted in his agreement) and will be eligible to receive equity awards in the future, as determined by the Board. In addition, Mr. Kikis will have severance benefits in the form of salary continuation and health benefits through the employment term remaining on the contract. The employment agreement has a one-year term, provided, however, after the end of one year, the agreement will automatically renew for successive six month terms.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTER

The following table sets forth certain information regarding the beneficial ownership of our outstanding Common Stock, as of March 6, 2020 by: (i) each of our directors, (ii) each of our named executive officers (as defined by Item 402(a)(3) of Regulation S-K promulgated under the Exchange Act), (iii) all of our directors and named executive officers as a group, and (iv) each person known to us to beneficially own more than 5% of our outstanding Common Stock.

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

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		% of Total Voting Power
Name of Beneficial Owner (1)	Shares	%	Shares	%	Shares	%
5% or Greater Stockholders
Medical Marijuana, Inc.(2)	20,342,076	27.4					27.4
Kettner Investments, LLC (3)	6,817,067	9.2					9.2
Naturewell, Incorporated (11)	75,000	*	75	100			*
Directors and Executive Officers
Dean Petkanas (4)	22,366,721	30.1			75	100	30.1
Thomas Kikis (5)	5,454,125	7.4					7.4
Mark Corrao (6)	1,546,875	2.1					2.1
William Kinney (7)	1,526,875	2.1					2.1
Timothy R. Scott (8)	250,000	*					*
Robert Malasek (9)	250,000	*					*
Blake Schroeder (10)	250,000	*					*
All officers and directors as a group (7 persons) (12)	31,644,596	42.6					42.6

______________

* Less than 1%

(1)	3805 Old Easton Road, Doylestown, PA 18902, is the address for all stockholders in the table except otherwise stated below. Applicable percentages are based on 74,225,141 shares of our common stock, 75 shares of our Series A Preferred Stock and 75 shares of our Series B Preferred Stock outstanding as of March 6, 2020, and are calculated as required by rules promulgated by the SEC.

(2)	Consists of 20,342,076 shares of common stock owned of record by Medical Marijuana, Inc. (OTC:MJNA). MJNA is a publicly-traded company. MJNA’s Executive Committee has joint voting and investment control of its portfolio investments, including Kannalife, Inc. The Executive Committee consists of three of MJNA’s board members: Chris Prine, Robert L. Cunningham and Timothy R. Scott, PhD. Each of these committee members disclaims beneficial ownership of MJNA’s portfolio securities, including Kannalife, Inc.

(3)	Consists of 6,817,067 shares of common stock owned of record by Kettner Investments, LLC. Kettner Investments, LLC is managed by its three Managers which share joint voting and investment control of the entity: John Huemoeller, Stuart W. Titus and Timothy R. Scott, PhD. Each of these managers disclaims beneficial ownership of Kettner’s portfolio securities, including Kannalife, Inc.

(4)	Consists of (i) 17,423,626 shares of common stock owned of record by Mr. Petkanas, (ii) 600,000 shares of common stock owned of record by Powerlife Phytomedical, LLC of which Mr. Petkanas exercises shared voting and investment control, (iii) 4,268,095 shares of common stock owned of record by Golden Gate Capital Partners, LLC of which Mr. Petkanas is the Managing Member and shares voting and investment control, and (iv) 75,000 shares of common stock issuable to Mr. Petkanas on conversion of the 75 shares of Series B Preferred Stock held by Mr. Petkanas individually.

(5)	Consists of 5,454,125 shares of common stock owned of record by Mr. Kikis individually.

(6)	Consists of 1,546,875 shares of common stock owned of record by Mr. Corrao individually.

(7)	Consists of 1,526,875 shares of common stock owned of record by Dr. Kinney individually.

(8)	Consists of 250,000 shares of common stock owned of record by Dr. Scott individually.

(9)	Consists of 250,000 shares of common stock owned of record by Mr. Malasek individually.

(10)	Consists of 250,000 shares of common stock owned of record by Mr. Schroeder individually.

(11)	Consists of 75,000 shares of common stock issuable to Naturewell, Incorporated on conversion of the 75 shares of Series A Preferred Stock held by Naturewell, Incorporated. Robert Plomgren is the Chief Executive Officer of Naturewell, Incorporated and possesses voting and investment control of the shares.

(12)	Consists of (i) 31,569,596 shares of common stock, and (ii) 75,000 shares of common stock issuable on conversion of the 75 shares of Series B Preferred Stock within 60 days of March 6, 2020 beneficially owned by our current directors and executive officers.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We describe below the transactions and series of similar transactions, since January 1, 2018, to which we were a party or will be a party, in which:

  the amounts involved exceeded or will exceed $120,000; and
  any of our directors, executive officers, holders of more than 5% of our capital stock or any member of their immediate family had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements with directors and executive officers, which are described where required under the section above titled “Executive Compensation.”

As of December 31, 2019 and 2018, loans and advances from related parties amounted to $67,441 and $41,995, respectively.

As of December 31, 2019, the Company owes the CEO $25,349 for expenses the CEO incurred on behalf of the Company.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed during the fiscal years ended December 31, 2019 and 2018 for professional services rendered by dbbmckennon, , with respect to the audits of our 2019 and 2018 financial statements, as well as their quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods, were as follows:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Audit Fees and Audit Related Fees	$42,000	$33,000
Tax Fees	—	—
All Other Fees	5,232	2,500
TOTAL	$47,232	$35,500

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

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference (Form Type)	Filing Date	Filed herewith
2.1	Share Exchange Agreement, dated as of July 25, 2018 by and among TYG Solutions Corp., Kannalife Sciences, Inc. and its stockholders	8-K	7/31/2018
3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on March 25, 2013	10-K	3/30/2017
3.2	Amended and Restated Certificate of Incorporation of TYG Solutions Corp., as filed with the Delaware Secretary of State on May 1, 2018	8-K	5/4/2018
3.3	Certificate of Designation of Series A Preferred Stock of TYG Solutions Corp. as filed with the Delaware Secretary of State on May 3, 2018	8-K	5/4/2018
3.4	Certificate of Designation of Series B Preferred Stock of TYG Solutions Corp. as filed with the Delaware Secretary of State on May 3, 2018	8-K	5/4/2018
3.5	Bylaws of TYG Solutions Corp.	10-K	3/30/2017
3.6	Amended and Restated Bylaws of TYG Solution Corp.	8-K	5/4/2018
3.7	Amendment to Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on November 9, 2018	S-1/A	12/28/2018
4.1	Convertible Note dated February 16, 2018	10-K	7/24/2018
4.2	Convertible Note Purchase Agreement dated February 16, 2018	10-K	7/24/2018
10.1	Form of Lock-up Agreement (Kannalife Stockholders)	8-K	7/31/2018
10.2	Form of Lock-up Agreement (Management Stockholders)	8-K	7/31/2018
10.3	Form of Lock-up Agreement (Dean Petkanas Block)	8-K	7/31/2018
10.4+	Executive Employment Agreement by and between TYG Solutions Corp. and Dean Petkanas	8-K	7/31/2018
10.5+	Executive Employment Agreement by and between TYG Solutions Corp. and Thomas Kikis	8-K	7/31/2018
10.6+	Executive Employment Agreement by and between TYG Solutions Corp. and Mark Corrao	8-K	7/31/2018
10.7+	Executive Employment Agreement by and between TYG Solutions Corp. and William Kinney, PhD	8-K	7/31/2018
10.8	Settlement Agreement by and between TYG Solutions Corp. and Medical Marijuana, Inc.	S-1/A	12/28/2018
10.9**	Exclusive Patent License Agreement - Exclusive by and between the National Institutes of Health and Kannalife Sciences, Inc. for Hepatic Encephalopathy (HE).	S-1/A	12/28/2018
10.10**	Nonexclusive Patent License Agreement - Nonexclusive by and between the National Institutes of Health and Kannalife Sciences, Inc. for Chronic Traumatic Encephalopathy (CTE).	S-1/A	12/28/2018
10.11**	Feasibility Study Quotation by and between Kannalife Sciences, Inc. and Catalent Pharma Solutions, LLC.	S-1/A	12/28/2018
10.12	Stock Purchase Agreement by and between Cross & Co. and the Company.	S-1/A	12/28/2018
10.13**	Materials Transfer and Testing Agreement by and between Kannalife Sciences, Inc. and the Natural Products Discovery Institute	S-1/A	3/8/2019
10.14	Kannalife, Inc. 2019 Equity Incentive Plan and related form agreements			X
10.15	Form of Junior Unsecured Convertible Note			X
10.16	Form of Common Stock Purchase Warrant			X
10.17	Form of Securities Purchase Agreement	8-K	3/18/2020
10.18	Form of Convertible Promissory Note	8-K	3/18/2020
10.19	Form of Irrevocable Transfer Agent Letter	8-K	3/18/2020
21.1	Schedule of Subsidiaries	S-1/A	12/28/2018
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **			X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **			X
101.INS*	XBRL Instance Document			X
101.SCH*	XBRL Extension Schema Document			X
101.CAL*	XBRL Extension Calculation Linkbase Document			X
101.DEF*	XBRL Extension Definition Linkbase Document			X
101.LAB*	XBRL Extension Labels Linkbase Document			X
101.PRE*	XBRL Extension Presentation Linkbase Document			X

+ Indicates management contract or compensatory plan.

*	In accordance with Rule 406T of Regulation S-T, this information is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

**	This Exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without the redaction pursuant to a Confidential Treatment Request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and Rule 406 of the Securities Act of 1933, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

By	/s/ Dean Petkanas
Dean Petkanas Chief Executive Officer and Chairman
Dated: March 30, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dean Petkanas Dean Petkanas	Chief Executive Officer and Chairman (Principal Executive Officer)	March 30, 2020
/s/ Mark Corrao Mark Corrao	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2020
/s/ Thomas Kikis Thomas Kikis	Chief Communications Officer and Director	March 30, 2020
/s/ Dr. William Kinney Dr. William Kinney	Chief Scientific Officer	March 30, 2020
/s/ Robert Malasek Robert Malasek	Director	March 30, 2020
/s/ Blake Schroeder Blake Schroeder	Director	March 30, 2020
/s/ Dr. Timothy R. Scott Dr. Timothy R. Scott	Director	March 30, 2020

KANNALIFE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Kannalife, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kannalife, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows, for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has not generated revenues from its intended operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

San Diego, California

March 30, 2020

KANNALIFE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$121,455	$307,131
Marketable security (available for sale)	—	2,579,640
Prepaid expenses	9,000	—
Other receivables	400	99,691
Due from related party, net	—	16,334
Total Current Assets	130,855	3,002,796
NON-CURRENT ASSETS:
Property and equipment, net	75,401	3,074
Security deposits	17,121	17,121
Total Non-Current Assets	92,522	20,195
TOTAL ASSETS	$223,377	$3,022,991

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$389,195	$283,996
Payroll and related liabilities	243,208	246,067
Loan payable	620,000	—
Loan payable - related party	42,092	16,173
Capital lease obligations	7,533	—
Due to related party, net	25,349	—
Total Current Liabilities	1,327,377	546,236
LONG TERM LIABILITIES:
Loan payable - long term	—	620,000
Loan payable - related party - long term	—	25,822
Convertible notes payable - long term, net of $97,534 debt discount	378,839	500,000
Capital lease obligation - long term portion	27,764	—
Derivative liabilities	183,451	—
Total Long Term Liabilities	590,054	1,145,822
TOTAL LIABILITIES	1,917,431	1,692,058

Commitments and contingencies (Note 13)	—	—

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.0001 par value, 5,000,000 shares authorized Series A preferred stock, 75 shares designated, 75 issued and outstanding (Liquidation preference of $75,000)	—	—
Series B preferred stock, 75 shares designated, 75 issued and outstanding (Liquidation preference of $75,000)	—	—
Common stock, $0.0001 par value, 200,000,000 authorized, 74,225,141 and 69,854,141 issued and outstanding, respectively	7,422	6,985
Additional paid-in capital	6,794,612	6,381,755
Accumulated deficit	(8,496,088)	(5,052,051)
Non-controlling interest	—	(5,756)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,694,054)	1,330,933
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$223,377	$3,022,991

The accompanying notes are an integral part of these consolidated financial statements

KANNALIFE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018
NET REVENUES:
Grant Revenue	$126,027	$173,889
TOTAL NET REVENUES	126,027	173,889

OPERATING EXPENSES:
Research and development	554,701	224,933
General and administrative	1,900,443	1,010,764
TOTAL OPERATING EXPENSES	2,455,144	1,235,697

LOSS FROM OPERATIONS	(2,329,117)	(1,061,808)

OTHER (EXPENSE) INCOME:
Interest expense, net	(146,909)	(30,764)
Other (expense) income, net	—	36,183
Loss on conversion of convertible debt	—	(61,815)
Realized gain on investment	—	3,901,974
Net gains and losses recognized on marketable security	(942,982)	(1,040,727)
Impairment on investment	(27,490)	—
Change in fair value of derivative liabilities	(4,367)	—
TOTAL OTHER (EXPENSE) INCOME	(1,121,748)	2,804,851

NET (LOSS) INCOME BEFORE INCOME TAX	$(3,450,865)	$1,743,043

Income tax expense	—	811,984

NET (LOSS) INCOME	$(3,450,865)	$931,059

Net loss attributable to noncontrolling interests	(6,828)	(5,756)
Net (loss) income attributable to Kannalife, Inc.	$(3,444,037)	$936,815

(Loss) income attributable to Kannalife, Inc. per common share - basic	$(0.05)	$0.01
(Loss) income attributable to Kannalife, Inc. per common share - diluted	$(0.05)	$0.01

Weighted average common shares outstanding - basic	71,228,125	64,417,684
Weighted average common shares outstanding - diluted	71,228,125	68,849,054

The accompanying notes are an integral part of these consolidated financial statements

KANNALIFE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Non-controlling interest	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2017	—	$—	—	$—	53,281,932	$5,328	$2,683,776	$(5,988,866)	$—	$(3,299,762)
Issuance of stock options for services	—	—	—	—	—	—	10,077	—	—	10,077
Issuance of common stock for conversion of notes payable	—	—	—	—	1,537,009	153	653,940	—	—	654,093
Issuance of common stock for conversion of accrued salaries	—	—	—	—	5,505,200	551	2,812,260	—	—	2,812,811
Issuance of common stock for cash	—	—	—	—	2,030,000	203	202,797	—	—	203,000
Issuance of Series A Preferred stock for cash	75	—	—	—	—	—	75,000	—	—	75,000
Issuance of Series B Preferred stock for cash	—	—	75	—	—	—	75,000	—	—	75,000
Effect of reverse recapitalization transaction	—	—	—	—	7,500,000	750	(131,095)	—	—	(130,345)
Net income	—	—	—	—	—	—	—	936,815	(5,756)	931,059
Balance at December 31, 2018	75	$—	75	$—	69,854,141	$6,985	$6,381,755	$(5,052,051)	$(5,756)	$1,330,933
Issuance of stock options for services	—	—	—	—	—	—	5,878	—	—	5,878
Issuance of common stock for services	—	—	—	—	1,750,000	175	174,825	—	—	175,000
Issuance of common stock to board members for services	—	—	—	—	950,000	95	94,905	—	—	95,000
Issuance of common stock for conversion of notes payable and accrued interest	—	—	—	—	1,500,000	150	149,850	—	—	150,000
Issuance of common stock for remaining share of non-controlling interest	—	—	—	—	171,000	17	(12,601)	—	12,584	—
Net loss	—	—	—	—	—	—	—	(3,444,037)	(6,828)	(3,450,865)
Balance at December 31, 2019	75	$—	75	$—	74,225,141	$7,422	$6,794,612	$(8,496,088)	—	$(1,694,054)

The accompanying notes are an integral part of these consolidated financial statements

KANNALIFE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,450,865)	$931,059
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Loss on issuance of stock for conversion of notes payable and accrued salaries	—	61,815
Realized gain on investment	—	(3,901,974)
Net gains and losses recognized on marketable security	942,982	1,040,727
Depreciation	5,509	—
Amortization of debt discount	2,466	—
Stock based compensation	275,878	—
Issuance of options for services	—	10,077
Non-cash interest expense	79,084	—
Change in fair value of derivative liabilities	4,367	—
Impairment on investment	27,490
Provision for deferred income taxes	—	772,000
Changes in operating assets and liabilities:
Prepaid expenses	(9,000)	—
Other receivables	99,291	(99,291)
Security deposits	—	(2,121)
Accounts payable and accrued expenses	131,572	(29,342)
Payroll and related liabilities	(2,859)	6,143
NET CASH USED IN OPERATING ACTIVITIES	(1,894,085)	(1,210,907)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received upon acquisition	—	289,654
Proceeds from sale of marketable securities	1,636,658	537,966
Purchase of equipment	(41,950)	(3,074)
Purchase of investment	(27,490)	—
NET CASH PROVIDED BY INVESTING ACTIVITIES	1,567,218	824,546

CASH FLOWS FROM FINANCING ACTIVITIES:
Due from related party, net	16,334	(16,334)
Due to related party, net	25,349	—
Principal payments toward capital lease obligations	(589)	352,500
Proceeds from notes payable - related party	97	—
Proceeds from convertible notes payable	100,000	—
Proceeds from issuance of Series A Preferred stock	—	75,000
Proceeds from issuance of Series B Preferred stock	—	75,000
Proceeds from issuance of common stock	—	203,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	141,191	689,166

Net (decrease) increase in cash	(185,676)	302,805

Cash and cash equivalents, beginning of year	307,131	4,326
Cash and cash equivalents, end of year	$121,455	$307,131

NON-CASH ACTIVITIES:
Issuance of common stock for conversion of notes payable and accrued interest	$150,000	$236,104
Issuance of common stock for conversion of notes payable and accrued interest - related party	$—	$356,176
Issuance of common stock for remaining share of non-controlling interest	$12,584	$—
Issuance of common stock for conversion of accrued salaries	$—	$2,812,810
Debt discount upon the issuance of convertible note payable	$100,000	$—
Property and equipment financed through capital leases	$35,886	$—
Net liabilities assumed from reverse acquisition	$—	$130,345

The accompanying notes are an integral part of these consolidated financial statements

KANNALIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

KANNALIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS (CONTINUED)

The following summarized unaudited consolidated pro forma information shows the results of operations of the Company had the reverse acquisition occurred on January 1, 2018:

Pro Forma (Unaudited) Year Ended December 31,
2018
Total revenues	$173,889
Net income	$819,105
Net income per common share, basic	$0.01
Net income per common share, diluted	$0.01

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

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Kannalife. All significant consolidated transactions and balances have been eliminated in consolidation. The operations of Kannalife, Inc. are included in the consolidated financial statement from the date of the Share Exchange.

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

KANNALIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

Use of Estimates

The preparation of consolidated financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates. Significant matters requiring the use of estimates and assumptions include, but are not necessarily limited to, establishing the fair value of marketable securities and periodically evaluating marketable securities for potential impairment, fair value of the Company’s stock, stock-based compensation, valuation of derivative liabilities and valuation allowance relating to the Company’s deferred tax assets. Management believes that its estimates and assumptions are reasonable, based on information that is available at the time they are made.

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

Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions and sets up an allowance for doubtful accounts when collection is uncertain. Customers’ accounts are written off when all attempts to collect have been exhausted. Recoveries of accounts receivable previously written off are recorded as income when received. As of December 31, 2019 and 2018, the Company had no allowance for doubtful account.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Expenditures for maintenance and repairs are charged to expense when incurred, while renewals and betterments that materially extend the life of an asset are capitalized. When assets are sold, retired or otherwise disposed of, the cost and accumulated depreciation are removed from the balance sheets and any resulting gain or loss is reflected in the statements of operations and members’ deficit in the period realized.

Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are as follows:

Furniture and equipment	5 years

Concentration Risks

As of December 31, 2019, the Company’s revenue had a concentration of 100% from one grant. The concentration of the Company’s revenue creates a potential risk to future working capital in the event that the Company is not able to continue receiving the grant revenue.

KANNALIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Joint Venture

On June 18, 2019, the Company, along with MJNA, which is a significant shareholder, and AXIM Biotechnologies, Inc., whose president is affiliated with a shareholder, entered into a joint venture agreement with an industrial hemp production farm for the supply of certain industrial hemp CBD crops. The purpose of the joint venture is to share in the harvested yield of the hemp production which the Company hopes to result in a steady supply of industrial hemp CBD for research and development purposes. The Company accounts for its participation in the joint venture under the equity method of accounting. The Company has no control or influence over the joint venture and for the year ending December 31, 2019 the Company recorded a loss in investment in the amount of $27,490.

Revenue Recognition

The FASB issued Accounting Standards Update (“ASU”) No. 2014-09, codified as ASC 606: Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers

Revenue consists of research funding from the Company’s National Institute of Health (“NIH”) Grant. Grant revenue is recognized when qualifying costs are incurred and there is reasonable assurance that the conditions of the award have been met for collection. Proceeds received prior to the costs being incurred or the conditions of the award being met are recognized as deferred revenue until the services are performed and the conditions of the award are met. As of December 31, 2019, the grant has ended.

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

Realized gains or losses resulting from the sale of equity investments are calculated using the specific identification method and are included in “Net gains and losses recognized on marketable security".

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

Preferred Stock

The Company applies the guidance enumerated in FASB ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), when determining the classification and measurement of preferred stock. Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. The Company classifies conditionally redeemable preferred shares (if any), which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. At all other times, the Company classifies its preferred shares in stockholders’ equity. The Company’s preferred shares do not feature any redemption rights within the holders’ control or conditional redemption features not within the Company’s sole control as of December 31, 2019 and 2018. Accordingly, all issuances of preferred stock are presented as a component of stockholders’ equity.

KANNALIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

The weighted average number of common stock equivalents not included in diluted income per share, because the effects are anti-dilutive, was 4,029,433 for the year ended December 31, 2019.

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

KANNALIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Common stock equivalents are included in the diluted income per share calculation only when option exercise prices are lower than the average market price of the common shares for the period presented. One hundred thousand (100,000) options were not included in the calculation of net loss per common share for the years ended December 31, 2018 because their effect would be anti-dilutive.

Research and Development

In accordance with FASB ASC 730, Research and Development (“ASC 730”) research and development (“R&D”) costs are expensed when incurred. R&D costs include supplies, clinical trial and related clinical manufacturing costs, contract and other outside service and facilities and overhead costs. Total R&D costs for the years ended December 31, 2019 and 2018 were $554,701 and $224,933, respectively.

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

KANNALIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses” to improve information on credit losses for financial assets and net investment in leases that are not accounted for at fair value through net income. ASU 2016-13 replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses. In April 2019 and May 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” and ASU No. 2019-05, “Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief” which provided additional implementation guidance on the previously issued ASU. In November 2019, the FASB issued ASU 2019-10, “Financial Instruments - Credit Loss (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842),” which defers the effective date for public filers that are considered small reporting companies (“SRC”) as defined by the Securities and Exchange Commission to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Since the Company is an SRC, implementation is not needed until January 1, 2023. The Company will continue to evaluate the effect of adopting ASU 2016-13 will have on the Company’s consolidated financial statements.

NOTE 3 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our accompanying consolidated financial statements, the Company has had a net loss from operations of $2,329,117 and $1,061,808 for the years ended December 31, 2019 and 2018, respectively. The net cash used in operations were $1,894,085 and $1,210,907 for the years ended December 31, 2019 and 2018, respectively. Additionally, the Company had an accumulated deficit of $8,496,088 at December 31, 2019 and has not yet established an adequate ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management plans to raise additional capital through the sale of convertible debt securities offering. However, there are no assurances that such additional funding will be achieved.

The Company does not have sufficient cash flow for the next twelve months from the issuance of these audited consolidated financial statements. The Company’s history of recurring losses, and uncertainties as to whether its operations will become profitable and generate operating cash flows raise substantial doubt about its ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

KANNALIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

The following table presents assets that are measured and recognized at fair value as of December 31, 2018, on a recurring basis:

	December 31, 2018
	Level 1	Level 2	Level 3	Total Carrying Value
Marketable securities – Medical Marijuana, Inc.	$2,579,640	—	—	$2,579,640

As of December 31, 2019, the Company did not own any shares of MJNA stock.

KANNALIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

The following table presents liabilities that are measured and recognized at fair value as of December 31, 2019, on a recurring basis:

	December 31, 2019
	Level 1	Level 2	Level 3	Total Carrying Value
Derivative liabilities	$—	—	183,451	$183,451

NOTE 5 – MARKETABLE SECURITY

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

The investment in MJNA has been recorded as an investment in non-consolidated entities and is revalued every quarter with fluctuations in fair value recorded to earnings. The fair value of the investment is based on the closing price of the shares reported on the principal stock exchange on which they are traded. At December 31, 2019, the Company held zero (0) shares of MJNA. In the following table, gains/losses on equity securities sold in the period reflect the difference between proceeds from sales and the fair value of the equity security sold at the beginning of the period or the purchase date, if later. See Note 4 for additional information.

The following table summarizes the gains and losses recognized during the year ending December 31, 2019:

Net gains and (losses) recognized during the period on equity securities	$(942,982)
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	942,982
Unrealized gains and (losses) recognized during the period on equity securities still held at the reporting date	$—

The following table summarizes the gains and losses recognized during the year ending December 31, 2018:

Net gains and (losses) recognized during the period on equity securities	$(1,040,727)
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	167,034
Unrealized gains and (losses) recognized during the period on equity securities still held at the reporting date	$(873,693)
F-15

KANNALIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 6 – PAYROLL AND RELATED LIABILITIES

Accrued payroll and payroll taxes at December 31, 2019 and 2018 consisted of the following:

	2019	2018
Payroll	$—	$—
Payroll taxes	243,208	246,067
Totals	$243,208	$246,067

As of December 31, 2019, and 2018, the Company has accrued payroll taxes in connection with salaries paid and accrued to four officers of the Company.

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

NOTE 7 – LOAN PAYABLE

During the year ended December 31, 2017, the Company borrowed $367,500 and issued a promissory note with a maturity date of October 18, 2017. This note was later amended to extend the maturity to April 18, 2019. During the year ended December 31, 2018, the Company borrowed an additional $352,500 and issued a promissory note with a maturity date of April 18, 2019. These loans incurred 3% interest per annum. On June 29, 2018, these notes were amended to extend the maturity date to July 1, 2020 and the interest rate was changed to 8% per annum. All accrued interest prior the amendment date was forgiven. Accrued interest related to these notes is $73,381 and $24,460 as of December 31, 2019 and 2018, respectively.

Upon the consolidation of the Company and Kannalife, $100,000 of the above-mentioned borrowings was eliminated due to it being an intercompany transaction. The total, above mentioned, notes payable due is $620,000 as of December 31, 2019.

Total interest expense on notes payable, amounted to $48,921 and $24,460 for the years ended December 31, 2019 and 2018, respectively.

NOTE 8 – LOAN PAYABLE – RELATED PARTY

Prior to the share exchange agreement, the Company borrowed $25,822 and issued a promissory note with a maturity date of March 31, 2020. Additionally, the note holder advanced the Company $16,270 for working capital. The loans represent working capital advances from shareholders, bear interest at 0.5%, and grant a security interest in the Company’s assets as collateral. In March 2019, this note was amended and is now non-interest bearing. Accrued interest related to this note is $226 as of December 31, 2019 and 2018.

Note 9 – Capital lease obligations

In September 2019, the Company entered into a lease agreement with Thermo Fisher Scientific to acquire equipment with 48 monthly payments of $941, payable through September 1, 2023, with an effective interest rate of 12% per annum. The outstanding balance of this capital lease was $35,297, secured by equipment with carrying value of $63,747, as of December 31, 2019.

The future payments under Capital Lease Obligations as of December 31, 2019, are as follows:

Future Minimum Principal Payments
Twelve Months ended December 31,
2020	$7,533
2021	8,471
2022	9,525
2023	9,768
Total capital lease obligations	35,297
Less: current portion	(7,533)
Total non-current term loan obligations	$27,764

KANNALIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 10 – CONVERTIBLE NOTES PAYABLE

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

In December 2019, the Company entered into a Securities Purchase Agreement with an investor pursuant to which the Company agreed to sell the investor a $100,000 convertible note bearing interest at 8% per annum (the “Note”). The Note matures two years from the date of issuance. The Note is convertible at the option of the holder at any time into shares of the Company’s common stock at an effective conversion price of 75% of the average closing price of the Company’s common stock on the fifteen days prior to conversion. The Company may not prepay this Note within the first six months. If, after the first six months until the maturity of the Note the Company:

(c)	elects to repay the Note, it must do so at a premium of one hundred and twenty five percent (125%) of the face amount of the note, together with all unpaid and accrued interest to the date of repayment.

(d)	elects to involuntarily exercise conversion of this Note to the Holder, the Company must provide written notice to the Holder along with an executed copy of the Company’s Notice of Conversion, specifying that the Note shall be converted into shares of the Company’s Common Stock based upon at an effective conversion price of 75% of the average closing price of the Company’s common stock on the fifteen days prior to conversion.

The embedded conversion feature of this Note was deemed to require bifurcation and liability classification, at fair value. Pursuant to the Securities Purchase Agreement, the Company also sold warrants to the investors to purchase up to an aggregate 100,000 shares of common stock. The fair value of the derivative liability and warrants as of the date of issuance was in excess of the Note (see Note 14) resulting in full discount of the Note.

Total interest expense on convertible notes payable, inclusive of amortization of debt discount of $2,466 and $0, amounted to $16,739 and $6,250 for the years ended December 31, 2019 and 2018, respectively.

KANNALIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 11 – CONVERTIBLE NOTES PAYABLE - RELATED PARTY

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

KANNALIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 12 – DERIVATIVE LIABILITIES

The Company issued debts that consist of the issuance of convertible notes with variable conversion provisions. In addition, the Company issued warrants with variable conversion provisions. The conversion terms of the convertible notes and warrants are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the promissory note is indeterminate. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion option and warrants and shares to be issued were recorded as derivative liabilities on the issuance date.

Based on the various convertible notes described in Note 10, the fair value of applicable derivative liabilities on notes, warrants and change in fair value of derivative liability are as follows as of December 31, 2019:

The following table presents the activity for derivative liabilities measured at estimated fair value:

	Derivative Liability - Convertible Notes	Derivative Liability - Warrants	Total
Balance as of December 31, 2018	$—	$—	$—
Additions during the period	61,321	117,763	179,084
Change in fair value	109	4,258	4,367
Change due to exercise / redemptions	—	—	—
Balance as of December 31, 2019	$61,430	$122,021	$183,451

The fair value of the derivative liability – convertible notes is estimated using a Monty Carlo Pricing Model with the following assumptions:

Market value of common stock on issuance date	$4.20
Expected volatility	100%
Expected term (in years)	1
Risk-free interest rate	2.00%

The fair value of the derivative liability – warrants is estimated using a Monty Carlo Pricing Model with the following assumptions:

Market value of common stock on issuance date	$4.20
Expected volatility	122%
Expected term (in years)	3
Risk-free interest rate	2.16%

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

On September 15, 2015, the Company entered into a one year lease arrangement for office space. The Company has amended this lease to extend the term through October 31, 2020. The monthly rent payment is $359, and the security deposit is $183.

On February 1, 2018, the Company entered into a month to month lease arrangement for laboratory space. The monthly rent payment is $500.

On July 1, 2018, the Company entered into a one year lease arrangement for office space, with the option to renew the lease annually. The Company has amended this lease to extend the term through June 30, 2020. On September 1, 2018, the Company subleased this office space to a third party. The Sublessee will pay 100% of the rent for months September through November 2018, and will pay 50% of the rent until expiration of the lease. The monthly rent payment is $2,723, and the security deposit is $2,121.

KANNALIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 13 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

On December 31, 2014, the Company executed five exclusive pharmaceutical license agreements with the Company’s CEO, the Company’s CMO, three advisory board members of the Company, and an unrelated third party. These agreements provide the Company the worldwide exclusive rights to certain drug technologies and methods (and systems) for collection, processing and use of data for the dispensing of phyto-medical and botanically derived materials for consumption. The license agreements grant to the Company from the inventors the rights to develop, market, make, use, and sell certain drug formulations, which are applied to humans through the use of certain drug technology. In return for these exclusive rights from the inventors, the Company has agreed to compensate the inventors under the agreements with royalties ranging from 1.5% to 2.5% on all net sales by the Company of licensed products covered by a valid claim of a patent or patent application of the inventor patent rights. Additionally, the Company retains the rights to sublicense the drug formulations, and upon such sublicense shall pay the inventors from 1.5% up to 5% of all royalties and sublicense fees paid to the Company on account of sublicenses under the inventor patent rights and inventor technology rights, less all appropriate expenses associated with such sublicenses incurred by the Company. However, if the inventor supplies licensed products to sublicensees of the Company pursuant to such sublicenses, the inventor shall supply such licensed products at its cost. Prior to the Share Exchange these royalty agreements were terminated. In August 2019, the Company issued shares of common stock to the Company’s CEO, the Company’s CMO, three advisory board members of the Company, and an unrelated third party in exchange for them giving up their rights to any future royalty payments.

KANNALIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 14 – STOCKHOLDERS’ EQUITY (DEFICIT)

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

KANNALIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 14 – STOCKHOLDERS’ EQUITY (DEFICIENCY) (CONTINUED)

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

As of December 31, 2019 and 2018, there were 74,225,141 and 69,854,141 shares of common stock issued and outstanding, respectively.

KANNALIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

See Note 10 and 11 for discussion of the conversion of notes payable and accrued interest into common stock.

The Company determined fair value of its shares of common and preferred stock based on the price at which the Company was selling its shares of common and preferred stock to third party investors and based on the conversion price of convertible debt.

Stock Based Compensation

The following table shows share-based compensation expense included in the consolidated statement of operations for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
Research and Development	$90,000	$—
General and Administrative	$185,878	$10,077

Stock Options

On September 1, 2017, the Company entered into an agreement for consulting services. As compensation the Company granted options to purchase 100,000 shares of common stock at a price of $2.00 per share and are exercisable for five years. The stock option vests in equal monthly installments of 24 months. These options were valued at $20,154 using a Black-Scholes Options Pricing Model. For the years ended December 31, 2019 and 2018, the Company recorded $5,878 and $10,077, respectively, as stock based compensation which is included in the general and administrative expenses in the consolidated statement of operations. The remaining compensation expense outstanding for future periods is $0.

The fair value of the options is estimated using a Black-Scholes Options Pricing Model with the following assumptions:

Market value of common stock on issuance date	$0.40
Exercise price	$2.00
Expected volatility	100%
Expected term (in years)	5
Risk-free interest rate	1.73%
Expected dividend yields	—

On August 14, 2019, the Board authorized the Kannalife, Inc. 2019 Equity Incentive Plan (the “2019 Plan”) in order to facilitate the grant of cash and equity incentives to directors, employees (including our named executive officers) and consultants of our company and certain of its affiliates and to enable our company and certain of its affiliates to obtain and retain services of these individuals, which is essential to our long-term success. Our 2019 Plan allows for the grant of a variety of equity vehicles to provide flexibility in implementing equity awards, including incentive stock options, non-qualified stock options, restricted stock grants, unrestricted stock grants and restricted stock units.

Authorized Shares.    A total of 7,500,000 shares of common stock were authorized under the 2019 Plan.

KANNALIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 14 – STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Warrants

In December 2019, the Company entered into a Securities Purchase Agreement with an investor pursuant to which the Company agreed to sell the investor a $100,000 convertible note bearing interest at 8% per annum (the “Note”). The Company also sold warrants to the investors to purchase up to an aggregate 100,000 shares of common stock at a per share purchase price of one hundred twenty five percent (125%) of the voluntary or involuntary conversion price of the Company’s 8% convertible note. The warrant is fully vested and was fully expensed as of the issuance date with an exercise term of three (3) years. See Note 10 and 12.

The following is a summary of outstanding and exercisable warrants:

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2017	—	—
Issued	—	—
Expired	—	—
Balance at December 31, 2018	—	—
Issued	100,000	3.26
Expired	—	—
Balance at December 31, 2019	100,000	3.26

As of December 31, 2019, 100,000 warrants for common stock were exercisable and the intrinsic value of these warrants was $108,750. As of December 31, 2019, the weighted average remaining contractual life was 2.98 years for warrants outstanding.

The Company did not issue any warrants for the year ended December 31, 2018.

NOTE 15 – RELATED PARTY TRANSACTIONS

The Company’s Chief Executive Officer shares the use of the leased office space for personal living quarters. The CEO reimburses the Company for 50% of the monthly rent, or $2,700 per month.

As of December 31, 2019, the Company owes the CEO $25,349 for expenses the CEO incurred on behalf of the Company. This loan is non-interest bearing and due on demand.

From time to time the Company sends money to Golden Gate Capital (“GGCP”), a company owned by our CEO, for the advances of certain expenses and to be deposited into the bank account of Kannalife. Due to the timing of the funds transferred and expenses incurred, at times, there remains a balance due from GGCP. As of December 31, 2019, $0 is due from GGCP.

See Notes 8, 11, 14 and 17 for additional related party transactions.

NOTE 16 – INCOME TAXES

We file income tax returns in the United States federal jurisdiction and in various state and local jurisdictions. In the normal course of business, we are subject to examination by taxing authorities. The tax years ending 2016 through 2019 remain subject to examination for federal tax purposes and remain subject to examination in significant state tax jurisdictions.

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

As of December 31, 2019, and 2018, the Company had federal and state net operating loss carry forwards of $4,248,000 and $862,000, respectively, of which $.8 million of the 2019 amount will expire in 2032 through 2037, and $3.4 million will not expire. The non-expiring portion is limited to 80% of the current year taxable income of the respective entity

KANNALIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 16 – INCOME TAXES (CONTINUED)

The reconciliation of income tax expense computed at the U.S. federal statutory rate to the income tax provision for the years ended December 31, 2019 and 2018 is as follows:

	For the Years ended December 31,
	2019	2018
	%	%
Statutory federal tax rate	21.0	21.0
State taxes, net of federal benefit	4.7	2.8
Valuation allowance	(20.0)	22.2
Permanent items	(5.2)	—
Other, net	(.5)	0.6
Provision for income taxes	—	46.6

The change in the Company's net increase in the valuation allowance was caused by the change in estimation of NOL utilization.

Deferred income taxes reflect the net tax effects of: (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes; and (b) operating loss and tax credit carry-forwards. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. Significant components of deferred tax assets as December 31, 2019 and 2018 were as follows:

	For the Years ended December 31,
	2019	2018
Deferred Tax Assets:
Federal net operating loss carryforwards	$892,000	$181,023
Capital Losses over Capital Gains	—	(17,290)
Non-cash interest	39,954	29,132
Non-cash accrued compensation	794,880	825,713
Mark to Market Adjustment - Investments held for sale	—	240,965
State taxes	316,238	92,298
Net deferred tax assets before valuation allowance	2,043,072	1,351,841
Valuation Allowance	(2,043,072)	(1,351,841)
Net Deferred Tax Assets	$—	$—

KANNALIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 16 – INCOME TAXES (CONTINUED)

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

NOTE 17 – SUBSEQUENT EVENTS

In January 2020, the Company sold an additional $100,000, to Kettner Investments, LLC, a significant shareholder, under the Note and sold warrants to purchase up to an aggregate 100,000 shares of common stock to an investor under the Securities Purchase Agreement. See Note 10.

In February 2020, the Company sold an additional $50,000, to the CEO of MJNA, a significant shareholder, under the Note and sold warrants to purchase up to an aggregate 50,000 shares of common stock to an investor under the Securities Purchase Agreement. See Note 10.

On March 12, 2020, Kannalife, Inc., a Delaware corporation (the “Company”) entered into securities purchase agreements (the “Purchase Agreements”) with two different accredited investors (each an “Investor”, and together the “Investors”) pursuant to which each Investor purchased an 8% unsecured convertible promissory note (each a “Note”, and together the “Notes”) from the Company. The terms and conditions of each of the Notes are substantially the same. Each Note has a principal amount of $105,000 less a $5,000 original issue discount (“OID”) for a purchase price of $100,000, with a maturity date of March 12, 2021. All principal amounts and the interest thereon are convertible into shares of the Company’s common stock (the “Common Stock”) at the option of each Investor, after six (6) months from the date of the Notes.  These Notes have a variable conversion price and the Company expects to record embedded derivative liabilities.

In December 2019, a novel strain of coronavirus (Item 5-19) surfaced. The spread of COVID-19 around the world in the first quarter of 2020 has caused significant volatility in U.S. and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies and, as such, the Company is unable to determine if it will have a material impact to its operations. The Company’s operations may be affected by the recent and ongoing outbreak of the coronavirus disease 2019 (COVID-19) which in March 2020, was declared a pandemic by the World Health Organization. The ultimate disruption which may be caused by the outbreak is uncertain; however, it may result in a material adverse impact on the Company’s financial position, operations and cash flows. Possible areas that may be affected include, but are not limited to, disruption to the Company’s labor workforce, unavailability of products and supplies used in operations, and the decline in value of assets held by the Company.

