Form 10-Q
period 2020-03-31
Kannalife Inc
filed 2020-05-14
CIK 1615999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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
None

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

Yes ☐ No ☒

As of May 14, 2020, the issuer had 74,250,141 shares of common stock (par value $0.0001) outstanding.

1

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

KANNALIFE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

	March 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$114,582	$121,455
Prepaid expenses	6,000	9,000
Other receivables	400	400
Total Current Assets	120,982	130,855

NON-CURRENT ASSETS:
Property and equipment, net	71,367	75,401
Security deposits	17,121	17,121
Total Non-Current Assets	88,488	92,522
TOTAL ASSETS	$209,470	$223,377

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$384,159	$389,195
Payroll and related liabilities	273,510	243,208
Loan payable	620,000	620,000
Loan payable - related party	42,092	42,092
Convertible notes payable, net of $192,740 debt discount	17,260	—
Capital lease obligations	7,757	7,533
Due to related party, net	49,261	25,349
Derivative liabilities	194,350	—
Total Current Liabilities	1,588,389	1,327,377

LONG TERM LIABILITIES:
Convertible notes payable - long term, net of $85,205 debt discount	391,167	378,839
Convertible notes payable - long term, net of $135,479 debt discount - related party	14,521	—
Capital lease obligation - long term	25,739	27,764
Derivative liabilities - long term	191,540	183,451
Total Long Term Liabilities	622,967	590,054
TOTAL LIABILITIES	2,211,356	1,917,431

Commitments and contingencies (Note 13)	—	—

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized
Series A preferred stock, 75 shares designated, 75 issued and outstanding (Liquidation preference of $75,000)	—	—
Series B preferred stock, 75 shares designated, 75 issued and outstanding (Liquidation preference of $75,000)	—	—
Common stock, $0.0001 par value, 200,000,000 authorized, 74,225,141 issued and outstanding	7,422	7,422
Additional paid-in capital	6,794,612	6,794,612
Accumulated deficit	(8,803,920)	(8,496,088)
TOTAL STOCKHOLDERS' DEFICIT	(2,001,886)	(1,694,054)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$209,470	$223,377

The accompanying notes are an integral part of these condensed consolidated financial statements

KANNALIFE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended March 31,
	2020	2019
NET REVENUES:
Grant revenue	$—	$49,291
TOTAL NET REVENUES	—	49,291

OPERATING EXPENSES:
Research and development	19,727	101,278
General and administrative	364,107	451,186
TOTAL OPERATING EXPENSES	383,834	552,464

LOSS FROM OPERATIONS	(383,834)	(503,173)

OTHER INCOME (EXPENSE):
Interest expense, net	(215,163)	(15,980)
Net gains and losses recognized on marketable security	—	(329,346)
Change in fair value of derivative liabilities	291,165	—
TOTAL OTHER INCOME (EXPENSE)	76,002	(345,326)

NET LOSS BEFORE INCOME TAX	$(307,832)	$(848,499)
Income tax expense	—	—
NET LOSS	$(307,832)	$(848,499)
Net loss attributable to noncontrolling interests	—	(2,534)
Net loss attributable to Kannalife, Inc.	$(307,832)	$(845,965)

Loss attributable to Kannalife, Inc. per common share - basic	$(0.00)	$(0.01)
Loss attributable to Kannalife, Inc. per common share - diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding - basic	74,225,141	69,854,141
Weighted average common shares outstanding - diluted	74,225,141	69,854,141

The accompanying notes are an integral part of these condensed consolidated financial statements

KANNALIFE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Unaudited

	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2018	75	$—	75	$—	69,854,141	$6,985	$6,381,755	$(5,052,051)	$(5,756)	$1,330,933
Issuance of stock options for services	—	—	—	—	—	—	2,519	—	—	2,519
Net income	—	—	—	—	—	—	—	(845,965)	(2,534)	(848,499)
Balance at March 31, 2019	75	$—	75	$—	69,854,141	$6,985	$6,384,274	$(5,898,016)	$(8,290)	$484,953
Balance at December 31, 2019	75	—	75	—	74,225,141	7,422	6,794,612	(8,496,088)	—	(1,694,054)
Net loss	—	—	—	—	—	—	—	(307,832)	—	(307,832)
Balance at March 31, 2020	75	$—	75	$—	74,225,141	$7,422	$6,794,612	$(8,803,920)	—	$(2,001,886)

The accompanying notes are an integral part of these condensed consolidated financial statements

KANNALIFE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(307,832)	$(848,499)
Adjustments to reconcile net loss to net cash used in operating activities:
Net gains and losses recognized on marketable security	—	329,346
Depreciation	4,034	152
Amortization of debt discount	44,109	—
Issuance of options for services	—	2,519
Non-cash interest expense	149,604	—
Change in fair value of derivative liabilities	(291,165)	—
Changes in operating assets and liabilities:
Prepaid expenses	3,000	—
Other receivables	—	50,000
Security deposits	—	(14,641)
Accounts payable and accrued expenses	(5,036)	—
Payroll and related liabilities	30,302	1,329
Due to related party, net	23,912	6,535
NET CASH USED IN OPERATING ACTIVITIES	(349,072)	(473,259)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	—	725,294
NET CASH PROVIDED BY INVESTING ACTIVITIES	—	725,294

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments toward capital lease obligations	(1,801)	—
Proceeds from convertible notes payable	194,000	—
Proceeds from convertible notes payable - related party	150,000	97
NET CASH PROVIDED BY FINANCING ACTIVITIES	342,199	97
Net (decrease) increase in cash	(6,873)	252,132

Cash and cash equivalents, beginning of period	121,455	307,131
Cash and cash equivalents, end of period	$114,582	$559,263

NON-CASH ACTIVITIES:
Debt discount upon the issuance of convertible note payable	$194,000	$—
Debt discount upon the issuance of convertible note payable - related party	$150,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

KANNALIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020
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

Unaudited Interim Financial Information

We have prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These condensed consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of our balance sheets, operating results, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for 2020. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with our audited financial statements and accompanying notes for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2020.

Note 2 - Summary of Significant Accounting Policies

The significant accounting policies used in the preparation of the condensed consolidated financial statements are as follows:

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP.

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
MARCH 31, 2020
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

In December 2019, a novel strain of coronavirus surfaced. The spread of COVID-19 around the world in the first quarter of 2020 has caused significant volatility in U.S. and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies and, as such, the Company is unable to determine if it will have a material impact to its operations. The Company’s operations as of March 31, 2020 have not been affected, but may be affected in the future, by the recent and ongoing outbreak of the coronavirus disease 2019 (COVID-19) which in March 2020, was declared a pandemic by the World Health Organization. The ultimate disruption which may be caused by the outbreak is uncertain; however, it may result in a material adverse impact on the Company’s financial position, operations and cash flows. Possible areas that may be affected include, but are not limited to, disruption to the Company’s labor workforce, unavailability of products and supplies used in operations, and the decline in value of assets held by the Company.

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

Net Loss per Share

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

The weighted average number of common stock equivalents not included in diluted income per share, because the effects are anti-dilutive, was 4,898,092 for the three months ended March 31, 2020. The weighted average number of common stock equivalents not included in diluted income per share, because the effects are anti-dilutive, was 5,150,000 for the three months ended March 31, 2019.

Common stock equivalents are included in the diluted income per share calculation only when option or warrant exercise prices are lower than the average market price of the common shares for the period presented. One hundred thousand (100,000) options and two hundred and fifty thousand (250,000) warrants were not included in the calculation of net loss per common share for the three months ended March 31, 2020 and One hundred thousand (100,000) options were not included in the calculation of net loss per common share for the three months ended March 31, 2019 because their effect would be anti-dilutive.

Research and Development

In accordance with FASB ASC 730, Research and Development (“ASC 730”) research and development (“R&D”) costs are expensed when incurred. R&D costs include supplies, clinical trial and related clinical manufacturing costs, contract and other outside service and facilities and overhead costs. Total R&D costs for the three months ended March 31, 2020, and 2019, were $19,727 and $101,278, respectively.

KANNALIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020
(UNAUDITED)

Recently Issued Authoritative Guidance

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

Note 3 – Going Concern and Management’s Liquidity Plans

The Company’s condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our accompanying condensed consolidated financial statements, the Company has had a net loss from operations of $383,834 and $503,173 for the three months ended March 31, 2020 and 2019, respectively. The net cash used in operations were $349,072 and $473,259 for the three months ended March 31, 2020 and 2019, respectively. Additionally, the Company had an accumulated deficit of $8,803,920 at March 31, 2020 and has not yet established an adequate ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management plans to raise additional capital through the sale of convertible debt securities offering. However, there are no assurances that such additional funding will be achieved.

The Company does not have sufficient cash flow for the next twelve months from the issuance of these condensed consolidated financial statements. The Company’s history of recurring losses, and uncertainties as to whether its operations will become profitable and generate operating cash flows raise substantial doubt about its ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Level 1 - Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2 - Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3 - Pricing inputs that are generally unobservable inputs and not corroborated by market data.

KANNALIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020
(UNAUDITED)

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

The carrying amounts reported in the Company’s condensed consolidated financial statements for cash, accounts payable and accrued expenses approximate their fair value because of the immediate or short-term nature of these financial instruments.

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

The following table presents liabilities that are measured and recognized at fair value as of March 31, 2020 and December 31, 2019, on a recurring basis:

	March 31, 2020
	Level 1	Level 2	Level 3	Total Carrying Value
Derivative liabilities	$—	—	385,890	$385,890

	December 31, 2019
	Level 1	Level 2	Level 3	Total Carrying Value
Derivative liabilities	$—	—	183,451	$183,451

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at March 31, 2020 and December 31, 2019 consisted of the following:

	March 31, 2020	December 31, 2019
Accounts payable and accrued expenses	$284,031	$309,231
Accrued interest	100,128	79,964
Totals	$384,159	$389,195

NOTE 6 – PAYROLL AND RELATED LIABILITIES

Payroll and related liabilities at March 31, 2020 and December 31, 2019 consisted of the following:

	March 31, 2020	December 31, 2019
Payroll	$30,000	$—
Payroll taxes	243,510	243,208
Totals	$273,510	$243,208

As of the three months period ended March 31, 2020 and the year ended December 31, 2019, the Company has accrued payroll taxes in connection with salaries paid and accrued to four officers of the Company.

KANNALIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020
(UNAUDITED)

NOTE 7 – LOAN PAYABLE

During the year ended December 31, 2017, the Company borrowed $367,500 and issued a promissory note with a maturity date of October 18, 2017. This note was later amended to extend the maturity to April 18, 2019. During the year ended December 31, 2018, the Company borrowed an additional $352,500 and issued a promissory note with a maturity date of April 18, 2019. These notes incurred 3% interest per annum. On June 29, 2018, these notes were amended to extend the maturity date to July 1, 2020 and the interest rate was changed to 8% per annum. All accrued interest prior to the amendment date was forgiven.

Upon the consolidation of the Company and Kannalife, $100,000 of the above-mentioned borrowings was eliminated due to it being an intercompany transaction. The total, above mentioned, notes payable due is $620,000 as of March 31, 2020.

Total interest expense on notes payable, amounted to $12,230 for the three months ended March 31, 2020 and 2019, respectively. Accrued interest related to these notes is $85,611 and $73,381 as of March 31, 2020 and December 31, 2019, respectively.

NOTE 8 – LOAN PAYABLE – RELATED PARTY

Prior to the share exchange agreement, the Company borrowed $25,822 and issued a promissory note with a maturity date of March 31, 2020. Additionally, the note holder advanced the Company $16,270 for working capital.

The loans represent working capital advances from shareholders, bear interest at 0.5%, and grant a security interest in the Company’s assets as collateral. In March 2018, this note was amended, and the original note holder assigned the note to Kettner Investments, LLC, a significant shareholder. The note is now non-interest bearing. Accrued interest related to this note is $226 as of March 31, 2020 and December 31, 2019, respectively.

NOTE 9 – CAPITAL LEASE OBLIGATIONS

In September 2019, the Company entered into a lease agreement with Thermo Fisher Scientific to acquire equipment with 48 monthly payments of $941, payable through September 1, 2023, with an effective interest rate of 12% per annum. The outstanding balance of this capital lease was $33,496, secured by equipment with carrying value of $56,982, as of March 31, 2020.

NOTE 10 – CONVERTIBLE NOTES PAYABLE

Prior to the Share Exchange, the Company issued a convertible note to an investor, face value of $500,000, in exchange for $500,000 in cash. The note is unsecured, bears interest at the rate of 3% per annum and matures on February 16, 2030. The note is convertible into common stock of the Company at $0.10 per share at any time at the option of the holder, subject to a 4.9% blocking provision which prohibits the holder from converting into common stock of the Company if such conversion results in the holder owning greater than 4.9% of the outstanding common stock of the Company after giving effect to the conversion. On September 26, 2019, the Company issued 1,500,000 shares of common stock for the conversion of $123,627 convertible notes payable and $26,373 of related accrued interest. The outstanding balance on this convertible note after the conversion was $376,373.

KANNALIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020
(UNAUDITED)

In December 2019, the Company entered into a Securities Purchase Agreement with an investor pursuant to which the Company agreed to sell to the investor a $100,000 convertible note bearing interest at 8% per annum (the “Note”). The Note matures two years from the date of issuance. The Note is convertible at the option of the holder at any time into shares of the Company’s common stock at an effective conversion price of 75% of the average closing price of the Company’s common stock on the fifteen days prior to conversion. The Company may not prepay this Note within the first six months. If, after the first six months until the maturity of the Note the Company:

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

The embedded conversion feature of this Note was deemed to require bifurcation and liability classification, at fair value. Pursuant to the Securities Purchase Agreement, the Company also sold warrants to the investors to purchase up to an aggregate of 100,000 shares of common stock. The fair value of the derivative liability and warrants as of the date of issuance was in excess of the Note (see Note 12) resulting in full discount of the Note.

On March 12, 2020, the Company entered into securities purchase agreements with two different accredited investors (each an “Investor”, and together the “Investors”) pursuant to which each Investor purchased an 8% unsecured convertible promissory note (each a “Note”, and together the “Notes”) from the Company. The terms and conditions of each of the Notes are substantially the same. Each Note has a principal amount of $105,000 less a $5,000 original issue discount for a purchase price of $100,000, with a maturity date of March 12, 2021. All principal amounts and the interest thereon are convertible into shares of the Company’s common stock at the option of each Investor, after six (6) months from the date of the Notes. These Notes have a variable conversion price and the Company recorded embedded derivative liabilities.

Total interest expense on convertible notes payable, inclusive of amortization of debt discount of $29,589 and $0, amounted to $32,522 and $3,750 for the three months ended March 31, 2020 and 2019, respectively.

NOTE 11 – CONVERTIBLE NOTES PAYABLE – RELATED PARTY

In January 2020, the Company sold an additional $100,000, to Kettner Investments, LLC, a significant shareholder, under the Note and sold warrants to purchase up to an aggregate of 100,000 shares of common stock to an investor under the Securities Purchase Agreement. The fair value of the derivative liability and warrants as of the date of issuance was in excess of the Note (see Note 12) resulting in full discount of the Note.

In February 2020, the Company sold an additional $50,000, to the CEO of MJNA, a significant shareholder, under the Note and sold warrants to purchase up to an aggregate of 50,000 shares of common stock to an investor under the Securities Purchase Agreement. The fair value of the derivative liability and warrants as of the date of issuance was in excess of the Note (see Note 12) resulting in full discount of the Note.

Total interest expense on convertible notes payable – related party, inclusive of amortization of debt discount of $14,521 and $0, amounted to $16,698 and $0 for three months ended March 31, 2020 and 2019, respectively.

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

KANNALIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020
(UNAUDITED)

Based on the various convertible notes described in Note 10 and 11, the fair value of applicable derivative liabilities on notes, warrants and change in fair value of derivative liability are as follows for the three months ended March 31, 2020:

	Derivative Liability - Convertible Notes	Derivative Liability - Warrants	Total
Balance as of December 31, 2019	$61,430	$122,021	$183,451
Additions during the period	317,034	176,570	493,604
Change in fair value	(97,232)	(193,933)	(291,165)
Change due to exercise / redemptions	—	—	—
Balance as of March 31, 2020	$281,232	$104,658	$385,890

The fair value of the derivative liability – convertible notes is estimated using a Monty Carlo Pricing Model with the following assumptions:

Market value of common stock	$0.58 - 1.80
Expected volatility	100.9% - 146.7%
Expected term (in years)	0.73 – 2
Risk-free interest rate	1.98% - 2.08%

The fair value of the derivative liability – warrants is estimated using a Monty Carlo Pricing Model with the following assumptions:

Market value of common stock	$0.58
Expected volatility	147%
Expected term (in years)	2.73 - 2.84
Risk-free interest rate	0.27% - 0.55%

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

Occupancy Leases

On April 1, 2014, the Company entered into a one year lease arrangement for office space, with the option to renew the lease annually. The lease has been renewed through April 2021. The monthly rent payment is $5,400 and the security deposit is $15,000.

KANNALIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020
(UNAUDITED)

NOTE 14 – STOCKHOLDERS’ DEFICIT

Series A Preferred Stock

Effective May 3, 2018, the Company’s Board of Directors authorized and designated 75 shares of the Company’s Preferred Stock as Series A Preferred Stock. Each share of the Series A Preferred Stock is entitled to a liquidation preference of $1,000 per share and is convertible into 1,000 shares of the Company’s common stock. The holders of a majority of the Series A Preferred Stock are entitled to elect up to four (4) directors to the Company’s board of directors and have preferential rights in regard to the election of Series A directors. In all other voting matters, the holders of Series A Preferred Stock are entitled to cast 1,000 votes per share.

Series B Preferred Stock

Effective May 3, 2018, the Company’s Board of Directors authorized and designated 75 shares of the Company’s Preferred Stock as Series B Preferred Stock. Each share of the Series B Preferred Stock is entitled to a liquidation preference of $1,000 per share and is convertible into 1,000 shares of the Company’s common stock. The holders of a majority of the Series B Preferred Stock are entitled to elect up to three (3) directors to the Company’s board of directors and have preferential rights in regard to the election of Series B directors. In all other voting matters, the holders of Series B Preferred Stock are entitled to cast 1,000 votes per share.

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

As of March 31, 2020 and December 31, 2019, there were 74,225,141 shares of common stock issued and outstanding, respectively.

Stock Options

On September 1, 2017, the Company entered into an agreement for consulting services. As compensation the Company granted options to purchase 100,000 shares of common stock at a price of $2.00 per share and are exercisable for five years. The stock option vests in equal monthly installments of 24 months. These options were valued at $20,154 using a Black-Scholes Options Pricing Model. For the three months ended March 31, 2020 and 2019, the Company recorded $0 and $2,519, respectively, as stock based compensation which is included in the general and administrative expenses in the condensed consolidated statement of operations. The remaining compensation expense outstanding for future periods is $0.

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

KANNALIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020
(UNAUDITED)

Authorized Shares. A total of 7,500,000 shares of common stock were authorized under the 2019 Plan for which as of March 31, 2020 a total of 100,000 are outstanding. See Note 16 for subsequent issuances.

Warrants

In December 2019, the Company entered into a Securities Purchase Agreement with an investor pursuant to which the Company agreed to sell the investor a $100,000 convertible note bearing interest at 8% per annum (the “Note”). The Company also sold warrants to the investors to purchase up to an aggregate of 100,000 shares of common stock at a per share purchase price of one hundred twenty five percent (125%) of the voluntary or involuntary conversion price of the Company’s 8% convertible note. The warrant is fully vested and was fully expensed as of the issuance date with an exercise term of three (3) years. See Note 10.

In January and February 2020, the Company entered into a Securities Purchase Agreement with investors pursuant to which the Company agreed to sell the investors a $100,000 and $50,000 convertible note bearing interest at 8% per annum (the “Note”), respectively. The Company also sold warrants to the investors to purchase up to an aggregate of 100,000 and 50,000 shares of common stock, respectively, at a per share purchase price of one hundred twenty five percent (125%) of the voluntary or involuntary conversion price of the Company’s 8% convertible note. The warrants are fully vested and was fully expensed as of the issuance date with an exercise term of three (3) years. See Note 11.

The following is a summary of outstanding and exercisable warrants:

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2019	100,000	$3.26
Issued	150,000	2.27
Expired	—	—
Balance at March 31, 2020	250,000	$0.63

At March 31, 2020, 250,000 warrants for common stock were exercisable and the intrinsic value of these warrants was $29,939.

At March 31, 2020, the weighted average remaining contractual life was 2.75 years for warrants outstanding.

NOTE 15 – RELATED PARTY TRANSACTIONS

The Company’s Chief Executive Officer (“CEO”) shares the use of the leased office space for personal living quarters. The CEO reimburses the Company for 50% of the monthly rent, or $2,700 per month.

As of March 31, 2020, the Company owes the CEO $49,261 for expenses the CEO incurred on behalf of the Company.

See Notes 8 and 11 for additional related party transactions.

NOTE 16 – SUBSEQUENT EVENTS

On April 23, 2020, the Company received a loan from PNC Bank (the “Lender”) in the amount of $84,200, pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted March 27, 2020.

On April 28, 2020, the Company executed an intellectual property rights purchase and transfer agreement whereby this agreement grants certain IP to the Company. In connection with the execution of this agreement, the Company issued 25,000 shares of the Company’s common stock to the research organization.

On May 4, 2020, the Company granted 4,850,000 options to purchase shares of the Company’s common stock at an exercise price of $0.57 per share to certain directors and employees of the Company (including our named executive officers). One quarter of these options vest on the grant day, and the remainder of the options vest equally over thirty six (36) months starting January 1, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this quarterly report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” in our Form 10-K filed with the Securities and Exchange Commission on March 30, 2020.

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

The jurisdictions in which the ‘507 Patent is valid are: the U.S., the U.K., Ireland, the E.U., and Australia. The patent life in these jurisdictions were good until April 21, 2019.

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

We are still conducting pre-clinical studies and have not yet commenced our clinical program or tested KLS-13019 or KLS-13023 in humans. For KLS-13019, we plan to conduct Phase 1, and possibly Phase 2, clinical trials in either the United States or Australia, subject to applicable regulatory approval. We plan to conduct our Phase 1 clinical trials for KLS-13023 in either the United States or Australia, subject to applicable regulatory approval. We plan to submit New Drug Applications (NDAs) for KLS-13019 and KLS-13023 to the FDA upon completion of all requisite clinical trials. We expect to initiate clinical trials for KLS-13019 and KLS-13023 in the first half of 2021.

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

The Company has filed for orphan designation with the U.S. Food and Drug Administration’s (“FDA”) Office of Orphan Products Development (the “OOPD”) for the use of CBD in the treatment of overt hepatic encephalopathy (“OHE”). The Company has received notice from the OOPD that its current application qualifies for a patient population of less than 200,000, but is currently in abeyance to resolve clinical use of CBD in this sub-set of hepatic encephalopathy. The Company has retained Coté Orphan to continue the process of responding to the OOPD’s abeyance letter. On November 5, 2018, the OOPD has granted the Company a one year extension to respond to the abeyance letter until November 30, 2019. On June 28, 2019, the Company sent its response to the OOPD's abeyance letter dated November 5, 2019. On August 28, 2019, the OOPD replied with certain objections associated with the Company's request for orphan drug designation. The OOPD has given the Company until August 28, 2020 to respond to the abeyance letter dated August 28, 2019.

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

Our net losses were $307,832 and $848,499 for the three months ended March 31, 2020 and 2019, respectively. We expect to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability.

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

Results of Operations – For the Three Month Periods Ended March 31, 2020 and 2019

Revenues

Revenues for the three months ended March 31, 2020, was $0 compared to $49,291 for the three months ended March 31, 2019. Our decrease in revenue was primarily the result of a decrease of grant revenue due to reaching the maximum amount of the grant.

Research and Development Expenses

Research and development expenses decreased by $81,551 or 81%, to $19,727 for the three months ended March 31, 2020, from $101,278 for the three months ended March 31, 2019. The decrease was primarily the result of decreased consulting and compensation expense related to decreased product development activities. This is due to research done though our sub award contractor in 2019 vs none in 2020.

General and Administrative Expenses

General and administrative expenses decreased by $87,079 or 19%, to $364,107 for the three months ended March 31, 2020, from $451,186 for the three months ended March 31, 2019. This decrease was due to decreased costs for outside consultants and travel expense due to the effects of COVID-19.

Liquidity and Capital Resources

Since our inception in 2010, we have devoted most of our cash resources to research and development and general and administrative activities. We have financed our operations primarily with the proceeds from the sale of preferred stock and convertible promissory notes, state and federal grants and research services. To date, we have not generated any revenues from the sale of products, and we do not anticipate generating any revenues from the sales of products for the foreseeable future. We have incurred losses and generated negative cash flows from operations since inception. As of March 31, 2020, our principal sources of liquidity were our cash and cash equivalents, which totaled $114,582. Our working capital deficit was $(1,467,407) as of March 31, 2020.

Equity Financings

For the three months ended March 31, 2020, and year ended December 31, 2019, we received net proceeds of $344,000 and $100,000, respectively, from the sale of convertible notes and promissory notes.

Debt

We had the following schedule of debt as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Outstanding Debt Obligations:
Loan payable	$620,000	$620,000
Loan payable - related party	42,092	42,092
Convertible notes payable	408,427	378,839
Convertible notes payable – related party	14,521	—
Capital lease obligations	33,496	35,297
Total All Debt Obligations	$1,118,536	$1,076,228

Future Capital Requirements

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

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the three months ended March 31, 2020, and 2019.

	Three Months Ended March 31,
	2020	2019
Statement of Cash Flows Data:
Total net cash provided by (used in):
Operating activities	$(349,072)	$(473,259)
Investing activities	—	725,294
Financing activities	342,199	97
(Decrease) Increase in cash	$(6,873)	$252,132

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2020 was $349,072, including $93,418 of net non-cash expenses and a $52,178 net change in operating assets and liabilities. The net noncash expenses were predominantly related to the non-cash interest expense of $149,604, amortization of debt discount of $44,109 and change in fair value of derivative liabilities of ($291,165). The change in operating assets and liabilities was primarily due to a $(5,036) decrease in accounts payable and accrued expenses, a $30,302 increase in payroll and related liabilities and a $23,912 increase in due to related party.

Net cash used in operating activities for the three months ended March 31, 2019 was $473,259, including $332,017 of net non-cash expenses and a $43,223 net change in operating assets and liabilities. The net noncash expenses were predominantly related to the net gains and losses on marketable security of $329,346. The change in operating assets and liabilities was primarily due to a $50,000 increase on other receivables and a $14,641 decrease in accounts payable and accrued expenses.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2020 was $0.

Cash provided by investing activities from the cash received from the sale of marketable securities was $725,2940 for the three months ended March 31, 2019.

Financing Activities

For the three months ended March 31, 2020, cash provided by financing activities was $342,199 compared to $97 for the three months ended March 31, 2019. This was due to a significant increase of proceeds from convertible notes payable in 2020 from 2019.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, except for operating leases, or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses” to improve information on credit losses for financial assets and net investment in leases that are not accounted for at fair value through net income. ASU 2016-13 replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses. In April 2019 and May 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” and ASU No. 2019-05, “Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief” which provided additional implementation guidance on the previously issued ASU. In November 2019, the FASB issued ASU 2019-10, “Financial Instruments - Credit Loss (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842),” which defers the effective date for public filers that are considered small reporting companies (“SRC”) as defined by the Securities and Exchange Commission to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Since the Company is an SRC, implementation is not needed until January 1, 2023. The Company will continue to evaluate the effect of adopting ASU 2016-13 will have on the Company’s condensed consolidated financial statements.

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

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management has concluded that our internal control over financial reporting was ineffective as of March 31, 2020, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our reporting was ineffective due to a lack of sufficient resources to hire a support staff in order to separate duties between different individuals. The Company lacks the appropriate personnel to handle all the varying recording and reporting tasks on a timely basis. Steps that the Company believes it must undertake is to retain a consulting firm to, among other things, design and implement adequate systems of accounting and financial statement disclosure controls during the current fiscal year to comply with the requirements of the SEC. We believe that the ultimate success of our plan to improve our disclosure controls and procedures will require a combination of additional financial resources, outside consulting services, legal advice, additional personnel, further reallocation of responsibility among various persons, and substantial additional training of those of our officers, personnel and others, including certain of our directors such as our committee chairs, who are charged with implementing and/or carrying out our plan.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as required in Rule 13a-15(b). We are conducting an evaluation to design and implement adequate systems of accounting and financial statement disclosure controls. We expect to complete this review during 2020 to comply with the requirement of the SEC. We believe that the ultimate success of our plan to improve our internal control over financial reporting will require a combination of additional financial resources, outside consulting services, legal advice, additional personnel, further reallocation of responsibility among various persons, and substantial additional training of our officers, personnel and others, including certain of our directors such as our Chairman of the Board and Chief Financial Officer, who are charged with implementing and/or carrying out our plan. It should also be noted that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Changes in Internal Control

There have not been any changes in our internal control over financial reporting during the three month period ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, Item I A. of our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition or future results. In evaluating our business, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K, as updated by our subsequent filings under the Exchange Act. The occurrence of any of the risks discussed in such filings, or other events that we do not currently anticipate or that we currently deem immaterial, could harm our business, prospects, financial condition and results of operations. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Our business may be subject to risks arising from pandemic, epidemic, or an outbreak of diseases, such as the recent outbreak of the COVID-19 illness.

The recent outbreak of the novel strain of coronavirus, or COVID-19, which has been declared by the World Health Organization to be a “pandemic,” has spread across the globe and is impacting worldwide economic activity. A public health pandemic, including COVID-19, poses the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. While it is not possible at this time to estimate the impact that COVID-19 could have on our business, the continued spread of COVID-19 and the measures taken by the governments of countries affected could disrupt the supply chain and adversely impact our business, financial condition or results of operations. The COVID-19 outbreak and mitigation measures may also have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition. The extent to which the COVID-19 outbreak impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In January 2020, the Company sold an additional $100,000, to Kettner Investments, LLC, a significant shareholder, under the Note and sold warrants to purchase up to an aggregate of 100,000 shares of common stock to an investor under the Securities Purchase Agreement.

In February 2020, the Company sold an additional $50,000, to the CEO of MJNA, a significant shareholder, under the Note and sold warrants to purchase up to an aggregate of 50,000 shares of common stock to an investor under the Securities Purchase Agreement.

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

KANNALIFE, INC.

Date: May 14, 2020	By:	/s/ Dean Petkanas
Dean Petkanas
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: May 14, 2020	By:	/s/ Mark Corrao
Mark Corrao
Chief Financial Officer (Principal Financial and Accounting Officer)

