Form 10-Q
period 2020-06-30
Kannalife Inc
filed 2020-08-12
CIK 1615999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Yes ☐ No ☒

As of August 12, 2020, the issuer had 74,250,141 shares of common stock (par value $0.0001) outstanding.

1

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

KANNALIFE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

	June 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$148,397	$121,455
Prepaid expenses	3,000	9,000
Other receivables	400	400
Total Current Assets	151,797	130,855

NON-CURRENT ASSETS:
Property and equipment, net	67,332	75,401
Security deposits	17,121	17,121
Total Non-Current Assets	84,453	92,522
TOTAL ASSETS	$236,250	$223,377

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$450,671	$389,195
Payroll and related liabilities	304,626	243,208
Loan payable	657,422	620,000
Loan payable - related party	42,092	42,092
Convertible notes payable, net of $336,507 debt discount	78,493	—
Capital lease obligations	7,757	7,533
Due to related party, net	39,904	25,349
Derivative liabilities	604,065	—
Total Current Liabilities	2,185,030	1,327,377

LONG TERM LIABILITIES:
Loan payable - long term	46,778	—
Convertible notes payable - long term, net of $72,877 debt discount	403,496	378,839
Convertible notes payable - long term, net of $116,986 debt discount - related party	33,014	—
Capital lease obligation - long term	23,884	27,764
Derivative liabilities - long term	409,617	183,451
Total Long Term Liabilities	916,789	590,054
TOTAL LIABILITIES	3,101,819	1,917,431

Commitments and contingencies (Note 13)	—	—

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized
Series A preferred stock, 75 shares designated, 75 issued and outstanding (Liquidation preference of $75,000)	—	—
Series B preferred stock, 75 shares designated, 75 issued and outstanding (Liquidation preference of $75,000)	—	—
Common stock, $0.0001 par value, 200,000,000 authorized, 74,250,141 and 74,225,141 issued and outstanding, respectively	7,447	7,422
Additional paid-in capital	7,989,856	6,794,612
Accumulated deficit	(10,862,872)	(8,496,088)
TOTAL STOCKHOLDERS' DEFICIT	(2,865,569)	(1,694,054)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$236,250	$223,377

The accompanying notes are an integral part of these condensed consolidated financial statements

KANNALIFE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
NET REVENUES:
Grant revenue	$—	$52,768	$—	$102,059
TOTAL NET REVENUES	—	52,768	—	102,059

OPERATING EXPENSES:
Research and development	287,665	148,959	307,392	250,237
General and administrative	1,202,307	458,581	1,566,414	909,767
TOTAL OPERATING EXPENSES	1,489,972	607,540	1,873,806	1,160,004

LOSS FROM OPERATIONS	(1,489,972)	(554,772)	(1,873,806)	(1,057,945)

OTHER INCOME (EXPENSE):
Interest expense, net	(399,204)	(15,980)	(614,367)	(31,960)
Net gains and losses recognized on marketable security	—	(213,664)	—	(543,010)
Change in fair value of derivative liabilities	(169,776)	—	121,389	—
TOTAL OTHER INCOME (EXPENSE)	(568,980)	(229,644)	(492,978)	(574,970)

NET LOSS BEFORE INCOME TAX	$(2,058,952)	$(784,416)	$(2,366,784)	$(1,632,915)

Income tax expense	—	—	—	—

NET LOSS	$(2,058,952)	$(784,416)	$(2,366,784)	$(1,632,915)

Net loss attributable to noncontrolling interests	—	(2,341)	—	(4,875)

Net loss attributable to Kannalife, Inc.	$(2,058,952)	$(782,075)	$(2,366,784)	$(1,628,040)

Loss attributable to Kannalife, Inc. per common share - basic	$(0.03)	$(0.01)	$(0.03)	$(0.02)
Loss attributable to Kannalife, Inc. per common share - diluted	$(0.03)	$(0.01)	$(0.03)	$(0.02)

Weighted average common shares outstanding - basic	74,240,141	69,854,141	74,232,600	69,854,141
Weighted average common shares outstanding - diluted	74,240,141	69,854,141	74,232,600	69,854,141

The accompanying notes are an integral part of these condensed consolidated financial statements

KANNALIFE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Unaudited

	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Non-controlling interest	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2018	75	$—	75	$—	69,854,141	$6,985	$6,381,755	$(5,052,051)	$(5,756)	$1,330,933
Issuance of stock options for services	—	—	—	—	—	—	2,519	—	—	2,519
Net income	—	—	—	—	—	—	—	(845,965)	(2,534)	(848,499)
Balance at March 31, 2019	75	—	75	—	69,854,141	6,985	6,384,274	(5,898,016)	(8,290)	484,953
Issuance of stock options for services	—	—	—	—	—	—	2,519	—	—	2,519
Net income	—	—	—	—	—	—	—	(782,075)	(2,341)	(784,416)
Balance at June 30, 2019	75	$—	75	$—	69,854,141	$6,985	$6,386,793	$(6,680,091)	$(10,631)	$(296,944)

Balance at December 31, 2019	75	—	75	—	74,225,141	7,422	6,794,612	(8,496,088)	—	(1,694,054)
Net loss	—	—	—	—	—	—	—	(307,832)	—	(307,832)
Balance at March 31, 2020	75	$—	75	$—	74,225,141	$7,422	$6,794,612	$(8,803,920)	—	$(2,001,886)
Issuance of common stock for acquisition of intellectual property	—	—	—	—	25,000	25	13,225	—	—	13,250
Stock based compensation	—	—	—	—	—	—	1,182,019	—	—	1,182,019
Net loss	—	—	—	—	—	—	—	(2,058,952)	—	(2,058,952)
Balance at June 30, 2020	75	$—	75	$—	$74,250,141	$7,447	$7,989,856	$(10,862,872)	$—	$(2,865,569)

The accompanying notes are an integral part of these condensed consolidated financial statements

KANNALIFE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,366,784)	$(1,632,915)
Adjustments to reconcile net loss to net cash used in operating activities:
Net gains and losses recognized on marketable security	—	213,664
Depreciation	8,069	305
Amortization of debt discount	136,164	5,038
Stock based compensation	1,182,019	—
Issuance of common stock for acquisition of intellectual property	13,250	—
Non-cash interest expense	429,470	—
Change in fair value of derivative liabilities	(121,389)	—
Changes in operating assets and liabilities:
Prepaid expenses	6,000	—
Other receivables	—	49,480
Accounts payable and accrued expenses	61,476	43,953
Payroll and related liabilities	61,418	3,470
Due to related party, net	14,555	13,878

NET CASH USED IN OPERATING ACTIVITIES	(575,752)	(1,303,127)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	—	1,560,476
Purchase of other asset	—	(27,490)

NET CASH PROVIDED BY INVESTING ACTIVITIES	—	1,532,986

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments toward capital lease obligations	(3,656)	—
Proceeds from loan payable	84,200	—
Proceeds from convertible notes payable, net of OID	372,150	—
Proceeds from convertible notes payable - related party	150,000	97

NET CASH PROVIDED BY FINANCING ACTIVITIES	602,694	97

Net increase in cash	26,942	229,956

Cash and cash equivalents, beginning of period	121,455	307,131

Cash and cash equivalents, end of period	$148,397	$537,087

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

NON-CASH ACTIVITIES:
Debt discount upon the issuance of convertible note payable	$372,150	$—
Debt discount upon the issuance of convertible note payable - related party	$150,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

KANNALIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020
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

In December 2019, a novel strain of coronavirus, commonly known as COVID-19, surfaced. The spread of COVID-19 around the world in the first two quarters of 2020 has caused significant volatility in U.S. and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies and, as such, the Company is unable to determine if it will have a material impact to its operations. The Company’s operations as of June 30, 2020 have not been significantly affected, but may be affected in the future, by the ongoing outbreak of COVID-19 which was declared a pandemic by the World Health Organization. The ultimate disruption which may be caused by the outbreak is uncertain; however, it may result in a material adverse impact on the Company’s financial position, operations and cash flows. Possible areas that may be affected include, but are not limited to, disruption to the Company’s labor workforce, unavailability of products and supplies used in operations, and the decline in value of assets held by the Company.

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

The weighted average number of common stock equivalents not included in diluted income per share, because the effects are anti-dilutive, was 5,969,630 for the three and six months ended June 30, 2020. The weighted average number of common stock equivalents not included in diluted income per share, because the effects are anti-dilutive, was 5,150,000 for the three and six months ended June 30, 2019.

Common stock equivalents are included in the diluted income per share calculation only when option or warrant exercise prices are lower than the average market price of the common shares for the period presented. One hundred thousand (100,000) options and one hundred fifteen thousand three hundred and eighty five (115,385) warrants were not included in the calculation of net loss per common share for the six months ended June 30, 2020 and One hundred thousand (100,000) options were not included in the calculation of net loss per common share for the six months ended June 30, 2019 because their effect would be anti-dilutive.

Research and Development

In accordance with FASB ASC 730, Research and Development (“ASC 730”) research and development (“R&D”) costs are expensed when incurred. R&D costs include supplies, clinical trial and related clinical manufacturing costs, contract and other outside service and facilities and overhead costs. Total R&D costs for the three months ended June 30, 2020 and 2019, were $287,665 and $148,959, respectively. Total R&D costs for the six months ended June 30, 2020 and 2019, were $307,392 and $250,237, respectively.

Stock Based Compensation

The Company accounts for share-based compensation in accordance with the fair value recognition provision of FASB ASC 718, Compensation – Stock Compensation (“ASC 718”), prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired.  Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights.  Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense, which is included in the general and administrative expense in the consolidated financial statements based on the estimated grant date fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

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

Note 3 – Going Concern and Management’s Liquidity Plans

The Company’s condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our accompanying condensed consolidated financial statements, the Company has had a net loss from operations of $1,873,806 and $1,057,945 for the six months ended June 30, 2020 and 2019, respectively. The net cash used in operations were $575,752 and $1,303,127 for the six months ended June 30, 2020 and 2019, respectively. Additionally, the Company had an accumulated deficit of $10,862,872 at June 30, 2020 and has not yet established an adequate ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. These factors raise substantial doubt about its ability to continue as a going concern.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management plans to raise additional capital through the sale of convertible debt securities offering. However, there are no assurances that such additional funding will be achieved or that management’s plans will be successful. The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The following table presents liabilities that are measured and recognized at fair value as of June 30, 2020 and December 31, 2019, on a recurring basis:

	June 30, 2020
	Level 1	Level 2	Level 3	Total Carrying Value
Derivative liabilities	$—	—	1,013,682	$1,013,682

	December 31, 2019
	Level 1	Level 2	Level 3	Total Carrying Value
Derivative liabilities	$—	—	183,451	$183,451

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020	December 31, 2019
Accounts payable and accrued expenses	$333,470	$309,231
Accrued interest	117,201	79,964
Totals	$450,671	$389,195

NOTE 6 – PAYROLL AND RELATED LIABILITIES

Payroll and related liabilities at June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020	December 31, 2019
Payroll	$66,165	$—
Payroll taxes	238,461	243,208
Totals	$304,626	$243,208

As of the six months period ended June 30, 2020 and the year ended December 31, 2019, the Company has accrued payroll and payroll taxes in connection with salaries paid and accrued to four officers of the Company.

NOTE 7 – LOAN PAYABLE

		June 30, 2020	December 31, 2019
Loan payable at 8%, matures 7/1/2020	* {a}	$620,000	$620,000
Loan payable at 1%, matures 4/23/2022	*	84,200	—
Total		704,200	620,000
Less: short term loans		657,422	620,000
Total long-term loans		$46,778	$—

{a} - On July 1, 2020 the Company extended the note to December 31, 2020 based on the same terms and conditions.
* - unsecured note

Total interest expense on notes payable, amounted to $12,369 and $12,230 for the three months ended June 30, 2020 and 2019, respectively. Total interest expense on notes payable, amounted to $24,599 and $24,460 for the six months ended June 30, 2020 and 2019, respectively Accrued interest related to these notes was $97,979 and $73,381 as of June 30, 2020 and December 31, 2019, respectively.

NOTE 8 – LOAN PAYABLE – RELATED PARTY

Prior to the share exchange agreement, the Company borrowed $25,822 and issued a promissory note with a maturity date of March 31, 2020 which was later extended to March 31, 2021. Additionally, the note holder advanced the Company $16,270 for working capital, for a total of $42,092 – also see Note 16.

The loans represent working capital advances from shareholders, bear interest at 0.5%, and grant a security interest in the Company’s assets as collateral. In March 2018, this note was amended, and the original note holder assigned the note to Kettner Investments, LLC, a significant shareholder. The note is now non-interest bearing. Accrued interest related to this note is $226 as of June 30, 2020 and December 31, 2019, respectively.

NOTE 9 – CAPITAL LEASE OBLIGATIONS

In September 2019, the Company entered into a lease agreement with Thermo Fisher Scientific to acquire equipment with 48 monthly payments of $941, payable through September 1, 2023, with an effective interest rate of 12% per annum. The outstanding balance of this capital lease was $31,641, secured by equipment with carrying value of $53,600, as of June 30, 2020.

NOTE 10 – CONVERTIBLE NOTES PAYABLE

Prior to the Share Exchange, the Company issued a convertible note to an investor, face value of $500,000, in exchange for $500,000 in cash. The note is unsecured, bears interest at the rate of 3% per annum and matures on February 16, 2030. The note is convertible into common stock of the Company at $0.10 per share at any time at the option of the holder, subject to a 4.9% blocking provision which prohibits the holder from converting into common stock of the Company if such conversion results in the holder owning greater than 4.9% of the outstanding common stock of the Company after giving effect to such conversion. On September 26, 2019, the Company issued 1,500,000 shares of common stock for the conversion of $123,627 convertible notes payable and $26,373 of related accrued interest. The outstanding balance on this convertible note after the conversion was $376,373.

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

On March 12, 2020, the Company entered into securities purchase agreements with two different accredited investors (each an “Investor”, and together the “Investors”) pursuant to which each Investor purchased an 8% unsecured convertible promissory note (each a “8% Note”, and together the “8% Notes”) from the Company. The terms and conditions of each of the 8% Notes are substantially the same. Each 8% Note has a principal amount of $105,000 less a $5,000 original issue discount for a purchase price of $100,000, with a maturity date of March 12, 2021. All principal amounts and the interest thereon are convertible into shares of the Company’s common stock at the option of each Investor, after six (6) months from the date of the 8% Notes. These 8% Notes have a variable conversion price and the Company recorded embedded derivative liabilities. The fair value of the derivative liability and warrants as of the date of issuance was in excess of the 8% Note (see Note 12) resulting in full discount of the 8% Note.

On June 8, 2020, the Company entered into a securities purchase agreement, dated as of June 2, 2020 (the “Purchase Agreement”), with an accredited investor pursuant to which the investor purchased a 12% unsecured convertible promissory note (the “12% Note”) from the Company. The 12% Note has a principal amount of $165,000 less a $9,000 original issue discount (“OID”) for a purchase price of $156,000, of which $52,000 was paid on June 8, 2020 less $3,100 in transaction fees (the “First Tranche”). The 12% Note matures 12 months from the effective date of each tranche. All principal amounts and the interest thereon are convertible into shares of the Company’s common stock at the option of the Investor, after six (6) months from the date of the 12% Note. All closings occurred following the satisfaction of customary closing conditions. The 12% Note is convertible at the option of the holder at any time into shares of the Company’s common stock at an effective conversion price of the lesser of (i) 68% multiplied by the lowest Trading Price (representing a discount rate of 32%) during the previous fifteen (15) trading day period ending on the latest complete trading day prior to the date of the 12% Note or (ii) the Variable Conversion Price. In connection with the Purchase Agreement and the 12% Note, the Company issued a common stock purchase warrant to purchase 36,666 shares of the Company’s common stock at $0.75 per share (the “Warrant”) which may be exercised by cashless exercise, exercisable for a period of three years. The 12% Note has a variable conversion price and the Company recorded embedded derivative liabilities. The fair value of the derivative liability and warrants as of the date of issuance was in excess of the 12% Note (see Note 12) resulting in full discount of the 12% Note.

On June 23, 2020, the Company entered into a securities purchase agreement, dated as of June 19, 2020, with an accredited investor pursuant to which the investor purchased a 12% convertible promissory note in the principal amount of $150,000, less $20,750 in transaction-related, broker, legal and due diligence expenses. The note matures on June 19, 2021. Principal payments on the note shall be made in six (6) installments, each in the amount of $25,000, starting on December 19, 2020, and continuing thereafter each thirty (30) days for five (5) months. Notwithstanding the foregoing, the final payment of principal and accrued and unpaid interest shall be due on the June 19, 2021. The investor is entitled to, at its option, convert all or any amount of the principal amount and any accrued but unpaid interest of the note into shares of the Company’s common stock, at any time upon an event of default, at a conversion price for each share of common stock equal to the lesser of (i) the lowest trading price during the previous five (5) trading day period ending on the latest complete trading day prior to the date of the note, or (ii) the Variable Conversion Price, subject to certain equitable adjustments. Furthermore, in connection with the securities purchase agreement and the note, the Company issued two common stock purchase warrants each to purchase 115,385 shares of the Company’s common stock at $1.30 per share which may be exercised by cashless exercise, exercisable for a period of five years. One of the warrants only becomes exercisable upon default of the note. The note has a variable conversion price and the Company recorded embedded derivative liabilities. The fair value of the derivative liability and warrants as of the date of issuance was in excess of the note (see Note 12) resulting in full discount of the note.

Total interest expense on convertible notes payable, inclusive of amortization of debt discount of $73,562 and $0, amounted to $80,912 and $3,750 for the three months ended June 30, 2020 and 2019, respectively. Total interest expense on convertible notes payable, inclusive of amortization of debt discount of $103,151 and $0, amounted to $113,434 and $7,500 for the six months ended June 30, 2020 and 2019, respectively.

Total accrued interest on convertible notes payable, as of June 30, 2020 and December 31, 2019, was $10,483 and $200, respectively.

NOTE 11 – CONVERTIBLE NOTES PAYABLE – RELATED PARTY

In January 2020, the Company sold an additional $100,000, to Kettner Investments, LLC, a significant shareholder, under the Note and sold warrants to purchase up to an aggregate of 100,000 shares of common stock under the Securities Purchase Agreement. The fair value of the derivative liability and warrants as of the date of issuance was in excess of the Note (see Note 12) resulting in full discount of the Note.

In February 2020, the Company sold an additional $50,000, to the CEO of MJNA, a significant shareholder, under the Note and sold warrants to purchase up to an aggregate of 50,000 shares of common stock under the Securities Purchase Agreement. The fair value of the derivative liability and warrants as of the date of issuance was in excess of the Note (see Note 12) resulting in full discount of the Note.

Total interest expense on convertible notes payable – related party, inclusive of amortization of debt discount of $73,562 and $0, amounted to $80,912 and $3,750 for the three months ended June 30, 2020 and 2019, respectively. Total interest expense on convertible notes payable – related party, inclusive of amortization of debt discount of $103,151 and $0, amounted to $113,434 and $7,500 for the six months ended June 30, 2020 and 2019, respectively.

Total accrued interest on convertible notes payable – related party, as of June 30, 2020 and December 31, 2019, was $10,483 and $200, respectively.

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

Based on the various convertible notes described in Note 10 and 11, the fair value of applicable derivative liabilities on notes, warrants and change in fair value of derivative liability are as follows for the six months ended June 30, 2020:

	Derivative Liability - Convertible Notes	Derivative Liability - Warrants	Total
Balance as of December 31, 2019	$61,430	$122,021	$183,451
Additions during the period	597,841	353,779	951,620
Change in fair value	16,705	(138,094)	(121,389)
Change due to exercise / redemptions	—	—	—
Balance as of June 30, 2020	$675,976	$337,706	$1,013,682

The fair value of the derivative liability – convertible notes is estimated using a Monte Carlo pricing model with the following assumptions:

Market value of common stock	$0.58 - 1.80
Expected volatility	93.4% - 107.3%
Expected term (in years)	0.48 – 1.59
Risk-free interest rate	0.12% - 0.18%

The fair value of the derivative liability – warrants is estimated using a Monte Carlo pricing model with the following assumptions:

Market value of common stock	$0.58 - 1.10
Expected volatility	108.8% - 143.6%
Expected term (in years)	2.48 - 4.97
Risk-free interest rate	0.23% - 0.36%

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

Occupancy Leases

On April 1, 2014, the Company entered into a one year lease arrangement for office space, with the option to renew the lease annually. The lease has been renewed through April 2021. The monthly rent payment is $5,600 and the security deposit is $15,000.

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

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock, par value of $0.0001 per share. All common stock shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company, subject to the rights of the preferred stockholders.

On April 28, 2020, the Company executed an intellectual property rights purchase and transfer agreement whereby this agreement grants certain IP to the Company. In connection with the execution of this agreement, the Company issued 25,000 shares of the Company’s common stock at $0.53 a share to the research organization.

As of June 30, 2020 and December 31, 2019, there were 74,250,151 and 74,225,141 shares of common stock issued and outstanding, respectively.

Stock Options

On September 1, 2017, the Company entered into an agreement for consulting services. As compensation the Company granted options to purchase 100,000 shares of common stock at a price of $2.00 per share and are exercisable for five years. The stock option vests in equal monthly installments of 24 months. These options were valued at $20,154 using a Black-Scholes options pricing model. For the three months ended June 30, 2020 and 2019, the Company recorded $0 and $2,519, respectively. For the six months ended June 30, 2020 and 2019, the Company recorded $0 and $5,038, respectively, as stock based compensation which is included in the general and administrative expenses in the condensed consolidated statement of operations. The remaining expense outstanding for future periods is $0.

On May 4, 2020, the Company granted options to purchase 6,050,000 shares of common stock at a price of $0.57 per share to certain directors and employees of the Company (including our named executive officers) and are exercisable for ten years. One quarter of these options vest on the grant day, and the remainder of the options vest equally over thirty six (36) months starting January 1, 2020. These options were valued at $3,152,050 using a Black-Scholes Options Pricing Model. For the three and six months ended June 30, 2020, the Company recorded $947,569, respectively, as stock-based compensation and $234,450, respectively, as research and development expense, which are included in the general and administrative and research and development expenses in the condensed consolidated statement of operations. The remaining expense outstanding through December 31, 2022 is $1,970,031.

The fair value of the options is estimated using a Black-Scholes Options Pricing Model with the following assumptions:

Market value of common stock on issuance date	$0.40 - 0.57
Exercise price	$0.57 - 2.00
Expected volatility	100% - 138%
Expected term (in years)	5 - 10
Risk-free interest rate	0.64% – 1.73
Expected dividend yields	—

On August 12, 2019, the Board authorized the Kannalife, Inc. 2019 Equity Incentive Plan (the “2019 Plan”) in order to facilitate the grant of cash and equity incentives to directors, employees (including our named executive officers) and consultants of our company and certain of its affiliates and to enable our company and certain of its affiliates to obtain and retain services of these individuals, which is essential to our long-term success. Our 2019 Plan allows for the grant of a variety of equity vehicles to provide flexibility in implementing equity awards, including incentive stock options, non-qualified stock options, restricted stock grants, unrestricted stock grants and restricted stock units. A total of 7,500,000 shares of common stock were authorized under the 2019 Plan, which was amended to 11,500,000 shares of common stock, for which as of June 30, 2020 a total of 6,050,000 are outstanding.

The following is a summary of outstanding and exercisable options:

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2019	100,000	$2.00
Issued	6,050,000	0.57
Expired	—	—
Balance at June 30, 2020	6,150,000	$0.59

At June 30, 2020, 2,368,750 options for common stock were exercisable and the intrinsic value of these options was $1,202,438.

At June 30, 2020, the weighted average remaining contractual life was 9.52 years for options outstanding.

Warrants

In December 2019, the Company entered into a Securities Purchase Agreement with an investor pursuant to which the Company agreed to sell the investor a $100,000 convertible note bearing interest at 8% per annum. The Company also sold warrants to the investors to purchase up to an aggregate of 100,000 shares of common stock, with an exercise term of three (3) years, at a per share purchase price of one hundred twenty five percent (125%) of the voluntary or involuntary conversion price of the Company’s 8% convertible note. The warrants were deemed as a derivative liability and was recorded as a debt discount at date of issuance. See Note 10.

In January and February 2020, the Company entered into a Securities Purchase Agreement with investors pursuant to which the Company agreed to sell the investors a $100,000 and $50,000 convertible note bearing interest at 8% per annum, respectively. The Company also sold warrants to the investors to purchase up to an aggregate of 100,000 and 50,000 shares of common stock, respectively, with an exercise term of three (3) years, at a per share purchase price of one hundred twenty five percent (125%) of the voluntary or involuntary conversion price of the Company’s 8% convertible note. The warrants were deemed as a derivative liability and was recorded as a debt discount at date of issuance. See Note 10.

On June 8, 2020, the Company entered into a Securities Purchase Agreement, dated as of June 2, 2020 (the “Purchase Agreement”) with an accredited investor pursuant to which the investor purchased a 12% unsecured convertible promissory note (the “12% Note”) from the Company. In connection with the Purchase Agreement and the 12% Note, the Company issued a common stock purchase warrant to purchase 36,666 shares of the Company’s common stock at $0.75 per share which may be exercised by cashless exercise, exercisable for a period of three years. The warrants were deemed as a derivative liability and was recorded as a debt discount at date of issuance. See Note 10.

On June 23, 2020, the Company entered into a Securities Purchase Agreement, dated as of June 19, 2020 with an accredited investor pursuant to which the Investor purchased a 12% convertible promissory note from the Company. In connection with the securities purchase agreement and the note, the Company issued two common stock purchase warrants each to purchase 115,385 shares of the Company’s common stock at $1.30 per share which may be exercised by cashless exercise, exercisable for a period of five years. One of the warrants is to be issued only in the case of default on the note. The warrants were deemed as a derivative liability and was recorded as a debt discount at date of issuance. See Note 10.

The following is a summary of outstanding and exercisable warrants:

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2019	100,000	$3.26
Issued	302,051	1.71
Expired	—	—
Balance at June 30, 2020	402,051	$1.11

At June 30, 2020, 402,051 warrants for common stock were exercisable and the intrinsic value of these warrants was $18,146.

At June 30, 2020, the weighted average remaining contractual life was 3.25 years for warrants outstanding.

NOTE 15 – RELATED PARTY TRANSACTIONS

The Company’s Chief Executive Officer (“CEO”) shares the use of the leased office space for personal living quarters. The CEO reimburses the Company for 50% of the monthly rent, or $2,800 per month.

As of June 30, 2020, the Company owes the CEO $39,904 for expenses the CEO incurred on behalf of the Company.

See Notes 8 and 11 for additional related party transactions.

NOTE 16 – SUBSEQUENT EVENTS

On July 1, 2020, the promissory note for $620,000, as discussed in Note 7, was extended to December 31, 2020 with the same terms and conditions.

On July 22, 2020, the related party promissory note for $42,092, as discussed in Note 8, was extended to March 31, 2021 with the same terms and conditions.

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

On July 25, 2018, the Company entered into a Share Exchange Agreement with Kannalife Sciences, Inc., a Delaware corporation (“Kannalife”), and certain stockholders of Kannalife (the “Kannalife Stockholders”). Pursuant to the terms of the Share Exchange Agreement, the Company acquired nearly all of the issued and outstanding shares of Kannalife by means of a share exchange with the Kannalife Stockholders in exchange for newly issued shares of common stock of the Company (the “Share Exchange”). As a result of the Share Exchange, Kannalife became a wholly-owned subsidiary of the Company. The business operations of the Company shall continue uninterrupted, and, by virtue of the Share Exchange, the Company acquired the business of Kannalife including all of its assets. The Share Exchange was accounted for as a reverse acquisition and change in reporting entity, whereby Kannalife was the accounting acquirer.

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

In pre-clinical studies, KLS-13019's advanced formulation is designed to improve on some of the limitations associated with CBD, including but not limited to CBD’s low bioavailability and limited drug like properties. However, KLS-13019 has not been reviewed or approved for patient use by the U.S. Food and Drug Administration or any other healthcare authority in the world.

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

Our net losses were $2,366,784 and $1,632,915 for the six months ended June 30, 2020 and 2019, respectively. We expect to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability.

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

The closing of the Share Exchange, together with private placements and other transactions that have occurred since our inception, may trigger, or may have already triggered, an "ownership change" pursuant to Section 382 of the Internal Revenue Code of 1986. If an ownership change is triggered, it will limit our ability to use some of our net operating loss carryforwards. In addition, since we will need to raise substantial additional funding to finance our operations, we may undergo further ownership changes in the future, which could further limit our ability to use net operating loss carryforwards. As a result, if we generate taxable income, our ability to use some of our net operating loss carryforwards to offset U.S. federal taxable income may be subject to limitations, which could result in increased future tax liability to us.

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

Results of Operations – For the Three Month Periods Ended June 30, 2020 and 2019

Revenues

Revenues for the three months ended June 30, 2020, was $0 compared to $52,768 for the three months ended June 30, 2019. Our decrease in revenue was the result of a decrease of grant revenue due to reaching the maximum amount of the grant.

Research and Development Expenses

Research and development expenses increased by $138,706 or 93%, to $287,665 for the three months ended June 30, 2020, from $148,959 for the three months ended June 30, 2019. The increase was primarily the result of issuance of stock options to employees.

General and Administrative Expenses

General and administrative expenses increased by $743,726 or 162%, to $1,202,307 for the three months ended June 30, 2020, from $458,581 for the three months ended June 30, 2019. This increase was primarily due to the issuance of options as part of the 2019 equity incentive plan.

Results of Operations – For the Six Month Periods Ended June 30, 2020 and 2019

Revenues

Revenues for the six months ended June 30, 2020, was $0 compared to $102,059 for the six months ended June 30, 2019. Our decrease in revenue was the result of a decrease of grant revenue due to reaching the maximum amount of the grant.

Research and Development Expenses

Research and development expenses increased by $57,155 or 23%, to $307,392 for the six months ended June 30, 2020, from $250,237 for the six months ended June 30, 2019. The increase was primarily the result of issuance of stock options to employees.

General and Administrative Expenses

General and administrative expenses increased by $656,647 or 72%, to $1,566,414 for the six months ended June 30, 2020, from $909,767 for the six months ended June 30, 2019. This increase was primarily due to the issuance of stock options as part of the 2019 equity incentive plan.

Liquidity and Capital Resources

Since our inception in 2010, we have devoted most of our cash resources to research and development and general and administrative activities. We have financed our operations primarily with the proceeds from the sale of preferred stock and convertible promissory notes, state and federal grants and research services. To date, we have not generated any revenues from the sale of products, and we do not anticipate generating any revenues from the sales of products for the foreseeable future. We have incurred losses and generated negative cash flows from operations since inception. As of June 30, 2020, our principal sources of liquidity were our cash and cash equivalents, which totaled $148,397. Our working capital deficit was $(2,033,233) as of June 30, 2020.

Equity Financings

For the six months ended June 30, 2020, and year ended December 31, 2019, we received net proceeds of $522,150 and $344,000, from the sale of convertible notes. We received $84,200 and $100,000 from the sale of promissory notes for the six months ended June 30, 2020 and year ended December 31, 2019, respectively.

Debt

We had the following schedule of debt as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Outstanding Debt Obligations:
Loan payable	$704,200	$620,000
Loan payable - related party	42,092	42,092
Convertible notes payable	481,989	378,839
Convertible notes payable – related party	33,014	—
Capital lease obligations	31,641	35,297
Total All Debt Obligations	$1,292,936	$1,076,228

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

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the six months ended June 30, 2020, and 2019.

	Six Months Ended June 30,
	2020	2019
Statement of Cash Flows Data:
Total net cash provided by (used in):
Operating activities	$(575,752)	$(1,303,127)
Investing activities	—	1,532,986
Financing activities	602,694	97
Increase in cash	$26,942	$229,956

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2020 was $(575,752), including $1,647,583 of net non-cash expenses and a $143,449 net change in operating assets and liabilities. The net noncash expenses were predominantly related to the stock based compensation of $1,182,019, non-cash interest expense of $429,470, amortization of debt discount of $136,164 and change in fair value of derivative liabilities of $(121,389). The change in operating assets and liabilities was primarily due to a $61,476 increase in accounts payable and accrued expenses, a $61,418 increase in payroll and related liabilities and a $20,555 increase in due to related party and prepaid expenses.

Net cash used in operating activities for the six months ended June 30, 2019 was $(1,303,127), including $219,007 of net non-cash expenses and a $110,781 net change in operating assets and liabilities. The net noncash expenses were predominantly related to the net gains and losses on marketable security of $213,664. The change in operating assets and liabilities was primarily due to a $49,480 decrease on other receivables and a $43,953 increase in accounts payable and accrued expenses.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2020 was $0.

Cash provided by investing activities from the cash received from the sale of marketable securities was $1,560,476 offset by a purchase of an asset for ($27,490), for the six months ended June 30, 2019.

Financing Activities

For the six months ended June 30, 2020, cash provided by financing activities was $602,694 compared to $97 for the six months ended June 30, 2019. This was due to a significant increase of proceeds from convertible notes payable and notes payable in 2020 from 2019.

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

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management has concluded that our internal control over financial reporting was ineffective as of June 30, 2020, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our reporting was ineffective due to a lack of sufficient resources to hire a support staff in order to separate duties between different individuals. The Company lacks the appropriate personnel to handle all the varying recording and reporting tasks on a timely basis. Steps that the Company believes it must undertake is to retain a consulting firm to, among other things, design and implement adequate systems of accounting and financial statement disclosure controls during the current fiscal year to comply with the requirements of the SEC. We believe that the ultimate success of our plan to improve our disclosure controls and procedures will require a combination of additional financial resources, outside consulting services, legal advice, additional personnel, further reallocation of responsibility among various persons, and substantial additional training of those of our officers, personnel and others, including certain of our directors such as our committee chairs, who are charged with implementing and/or carrying out our plan.

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

Changes in Internal Control

There have not been any changes in our internal control over financial reporting during the six month period ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business may be subject to risks arising from pandemic, epidemic, or an outbreak of diseases, such as the outbreak of COVID-19.

The outbreak of the novel strain of coronavirus, or COVID-19, which has been declared by the World Health Organization to be a “pandemic,” has spread across the globe and is impacting worldwide economic activity. Our business may be negatively affected by a range of external factors related to COVID-19 that are not within our control. For example, numerous measures have been implemented by governmental authorities across the globe to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, restrictions and limitations of public gatherings, and business limitations and shutdowns.

The impacts of COVID-19 on our business, suppliers, employees, markets and financial results and condition are uncertain, evolving and dependent on numerous unpredictable factors outside of our control, including:

  the spread, duration and severity of COVID-19 as a public health matter and its impact on governments, businesses and society generally;

  the measures being taken by governments, businesses and society in response to COVID-19 and the effectiveness of those measures;

  the scope and effectiveness of fiscal and monetary stimulus programs and other legislative and regulatory measures being implemented by federal, state and local governments in response to COVID-19;

  the duration and impact of the numerous measures implemented by governmental authorities throughout the country to contain COVID-19, including travel bans and restrictions, quarantines, shelter-in-place orders, restrictions and limitations on public gatherings, and business limitations and shutdowns; and

  the increase in business failures or slowdowns among our suppliers and other businesses; and

  our contractors, suppliers, and other partners being prevented from conducting business activities for an indefinite period of time

While it is not possible at this time to estimate the impact that COVID-19 could have on our business, if we are not able to respond to and manage the impact of such events effectively, it may adversely impact our business, financial condition or results of operations.

COVID-19 may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K. We will continue to evaluate the nature and extent of the impact of COVID-19 may have on our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933 during the reporting period which were not previously included in an Annual Report on Form 10-K, Quarterly Report on Form 10-Q, or Current Report on Form 8-K.

On April 28, 2020, the Company issued 25,000 shares of common stock to a research organization in exchange for certain intellectual property rights.

On May 4, 2020, the Company granted options to purchase 6,050,000 shares of common stock at a price of $0.57 per share to certain directors and employees of the Company (including our named executive officers) and are exercisable for ten years. One quarter of these options vest on the grant day, and the remainder of the options vest equally over thirty six (36) months starting January 1, 2020.

These securities were issued pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising.

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

KANNALIFE, INC.

Date: August 12, 2020	By:	/s/ Dean Petkanas
Dean Petkanas
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: August 12, 2020	By:	/s/ Mark Corrao
Mark Corrao
Chief Financial Officer (Principal Financial and Accounting Officer)

