Form 10-Q
period 2020-09-30
Neuropathix, Inc.
filed 2020-11-12
CIK 1615999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ________________

Commission File Number: 000-55657

NEUROPATHIX, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-2645343
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3805 Old Easton Road

Doylestown, PA 18902

(Address of principal executive offices including Zip Code)

(858) 883-2642

(Registrant’s telephone number, including area code)

KANNALIFE, INC.

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

Yes ☐ No ☒

As of November 10, 2020, the issuer had 75,252,189 shares of common stock (par value $0.0001) outstanding.

1

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

NEUROPATHIX, INC.
(FORMERLY KNOWN AS KANNALIFE, INC. )
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

	September 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,450	$121,455
Prepaid expenses	250,000	9,000
Other receivables	400	400
Total Current Assets	264,850	130,855

NON-CURRENT ASSETS:
Property and equipment, net	63,299	75,401
Security deposits	17,121	17,121
Total Non-Current Assets	80,420	92,522
TOTAL ASSETS	$345,270	$223,377

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$537,213	$389,195
Payroll and related liabilities	351,797	243,208
Loan payable	771,456	620,000
Loan payable - related party	42,092	42,092
Convertible notes payable, net of $249,244 debt discount	147,756	—
Capital lease obligations	7,757	7,533
Due to related party, net	47,354	25,349
Derivative liabilities	186,721	—
Total Current Liabilities	2,092,146	1,327,377

LONG TERM LIABILITIES:
Loan payable - long term	32,744	—
Convertible notes payable - long term, net of $60,548 debt discount	415,825	378,839
Convertible notes payable - long term, net of $98,943 debt discount - related party	51,507	—
Capital lease obligation - long term	21,974	27,764
Derivative liabilities - long term	467,393	183,451
Total Long Term Liabilities	989,443	590,054
TOTAL LIABILITIES	3,081,589	1,917,431

Commitments and contingencies (Note 13)	—	—

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized
Series A preferred stock, 75 shares designated, 75 issued and outstanding (Liquidation preference of $75,000)	—	—
Series B preferred stock, 75 shares designated, 75 issued and outstanding (Liquidation preference of $75,000)	—	—
Common stock, $0.0001 par value, 200,000,000 authorized, 74,797,037 and 74,225,141 issued and outstanding, respectively	7,480	7,422
Additional paid-in capital	8,729,879	6,794,612
Accumulated deficit	(11,473,678)	(8,496,088)
TOTAL STOCKHOLDERS' DEFICIT	(2,736,319)	(1,694,054)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$345,270	$223,377

The accompanying notes are an integral part of these condensed consolidated financial statements

NEUROPATHIX, INC.
(FORMERLY KNOWN AS KANNALIFE, INC. )
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
NET REVENUES:
Grant revenue	$—	$23,968	$—	$126,027
TOTAL NET REVENUES	—	23,968	—	126,027

OPERATING EXPENSES:
Research and development	68,546	189,443	375,938	439,680
General and administrative	737,123	601,567	2,303,537	1,511,334
TOTAL OPERATING EXPENSES	805,669	791,010	2,679,475	1,951,014

LOSS FROM OPERATIONS	(805,669)	(767,042)	(2,679,475)	(1,824,987)

OTHER INCOME (EXPENSE):
Interest expense, net	(151,845)	(17,794)	(766,212)	(49,754)
Net gains and losses recognized on marketable security	—	(301,661)	—	(844,671)
Change in fair value of derivative liabilities	346,708	—	468,097	—
TOTAL OTHER INCOME (EXPENSE)	194,863	(319,455)	(298,115)	(894,425)

NET LOSS BEFORE INCOME TAX	$(610,806)	$(1,086,497)	$(2,977,590)	$(2,719,412)

Income tax expense	—	—	—	—

NET LOSS	$(610,806)	$(1,086,497)	$(2,977,590)	$(2,719,412)

Net loss attributable to noncontrolling interests	—	(1,953)	—	(6,828)

Net loss attributable to Kannalife, Inc.	$(610,806)	$(1,084,544)	$(2,977,590)	$(2,712,584)

Loss attributable to Kannalife, Inc. per common share - basic	$(0.01)	$(0.02)	$(0.04)	$(0.04)
Loss attributable to Kannalife, Inc. per common share - diluted	$(0.01)	$(0.02)	$(0.04)	$(0.04)

Weighted average common shares outstanding - basic	74,258,962	70,934,271	74,241,419	70,218,141
Weighted average common shares outstanding - diluted	74,258,962	70,934,271	74,241,419	70,218,141

The accompanying notes are an integral part of these condensed consolidated financial statements

NEUROPATHIX, INC.
(FORMERLY KNOWN AS KANNALIFE, INC. )
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Unaudited

	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Non-controlling interest	Total Stockholders’ Equity (Deficit)
Balance at June 30, 2019	75	$—	75	$—	69,854,141	$6,985	$6,386,793	$(6,680,091)	$(10,631)	$(296,944)
Issuance of stock options for services	—	—	—	—	—	—	840	—	—	840
Issuance of common stock for services	—	—	—	—	1,750,000	175	174,825	—	—	175,000
Issuance of common stock to board members for services	—	—	—	—	950,000	95	94,905	—	—	95,000
Issuance of common stock for conversion of notes payable and accrued interest	—	—	—	—	1,500,000	150	149,850	—	—	150,000
Issuance of common stock for remaining share of non-controlling interest	—	—	—	—	171,000	17	(12,601)	—	12,584	—
Net income	—	—	—	—	—	—	—	(1,084,544)	(1,953)	(1,086,497)
Balance at September 30, 2019	75	$—	75	$—	74,225,141	$7,422	$6,794,612	$(7,764,635)	$—	$(962,601)

Balance at December 31, 2018	75	$—	75	$—	69,854,141	$6,985	$6,381,755	$(5,052,051)	$(5,756)	$1,330,933
Issuance of stock options for services	—	—	—	—	—	—	5,878	—	—	5,878
Issuance of common stock for services	—	—	—	—	1,750,000	175	174,825	—	—	175,000
Issuance of common stock to board members for services	—	—	—	—	950,000	95	94,905	—	—	95,000
Issuance of common stock for conversion of notes payable and accrued interest	—	—	—	—	1,500,000	150	149,850	—	—	150,000
Issuance of common stock for remaining share of non-controlling interest	—	—	—	—	171,000	17	(12,601)	—	12,584	—
Net loss	—	—	—	—	—	—	—	(2,712,584)	(6,828)	(2,719,412)
Balance at September 30, 2019	75	$—	75	$—	74,225,141	$7,422	$6,794,612	$(7,764,635)	$—	$(962,601)

Balance at June 30, 2020	75	$—	75	$—	74,250,141	$7,425	$7,989,878	$(10,862,872)	$—	$(2,865,569)
Stock based compensation	—	—	—	—	—	—	306,596	—	—	306,596
Issuance of common stock for conversion of notes payable and accrued interest	—	—	—	—	46,896	5	20,595	—	—	20,600
Issuance of common stock for services	—	—	—	—	500,000	50	399,950	—	—	400,000
Reduction of derivative liability	—	—	—	—	—	—	12,860	—	—	12,860
Net loss	—	—	—	—	—	—	—	(610,806)	—	(610,806)
Balance at September 30, 2020	75	$—	75	$—	74,797,037	$7,480	$8,729,879	$(11,473,678)	$—	$(2,736,319)

Balance at December 31, 2019	75	$—	75	$—	74,225,141	$7,422	$6,794,612	$(8,496,088)	$—	$(1,694,054)
Stock based compensation	—	—	—	—	—	—	1,488,615	—	—	1,488,615
Issuance of common stock for acquisition of intellectual property	—	—	—	—	25,000	3	13,247	—	—	13,250
Issuance of common stock for conversion of notes payable and accrued interest	—	—	—	—	46,896	5	20,595	—	—	20,600
Issuance of common stock for services	—	—	—	—	500,000	50	399,950	—	—	400,000
Reduction of derivative liability	—	—	—	—	—	—	12,860	—	—	12,860
Net loss	—	—	—	—	—	—	—	(2,977,590)	—	(2,977,590)
Balance at September 30, 2020	75	$—	75	$—	74,797,037	$7,480	$8,729,879	$(11,473,678)	$—	$(2,736,319)

The accompanying notes are an integral part of these condensed consolidated financial statements

NEUROPATHIX, INC.
(FORMERLY KNOWN AS KANNALIFE, INC. )
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,977,590)	$(2,719,412)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,102	1,430
Amortization of debt discount	254,249	—
Stock based compensation	1,488,615	275,878
Issuance of common stock for acquisition of intellectual property	13,250	—
Non-cash interest expense	430,070	—
Change in fair value of derivative liabilities	(468,097)	—
Net gains and losses recognized on marketable security	—	301,661
Changes in operating assets and liabilities:		—
Prepaid expenses	9,000	—
Other receivables	—	90,392
Accounts payable and accrued expenses	150,018	32,698
Payroll and related liabilities	108,589	1,007
Due to related party, net	22,005	16,334
NET CASH USED IN OPERATING ACTIVITIES	(807,789)	(2,000,012)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	—	1,882,774
Purchase of equipment	—	(41,950)
Purchase of other asset	—	(27,490)
NET CASH PROVIDED BY INVESTING ACTIVITIES	—	1,813,334

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments toward capital lease obligations	(5,566)	—
Proceeds from loan payable	184,200	—
Proceeds from convertible notes payable, net of OID	372,150	—
Proceeds from convertible notes payable - related party	150,000	97
NET CASH PROVIDED BY FINANCING ACTIVITIES	700,784	97

Net decrease in cash	(107,005)	(186,581)

Cash and cash equivalents, beginning of period	121,455	307,131
Cash and cash equivalents, end of period	$14,450	$120,550

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$2,905	$—
Cash paid for taxes	$—	$—

NON-CASH ACTIVITIES:
Issuance of common stock for conversion of notes payable and accrued interest	$20,000	$150,000
Issuance of common stock for services	$250,000	$—
Issuance of common stock for remaining share of non-controlling interest	$—	$12,584
Property and equipment financed through capital leases	$—	$35,886
Debt discount upon the issuance of convertible note payable	$372,150	$—
Debt discount upon the issuance of convertible note payable - related party	$150,000	$—
Reduction of derivative liability	$12,860	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

NEUROPATHIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(UNAUDITED)

Note 1 – Organization and Nature of Operations

Neuropathix, Inc. (the “Company”) was incorporated under the laws of the state of Delaware on March 25, 2013 under the name TYG Solutions Corp. The Company consummated a share exchange transaction on July 25, 2018 with Kannalife Sciences, Inc. (“Kannalife”), a privately held Delaware corporation formed in 2010, the accounting acquirer. Upon completion of the share exchange transaction, Kannalife was treated as the surviving entity and accounting acquirer although the Company was the legal acquirer. Accordingly, the Company’s historical financial statements are those of Kannalife the surviving entity and accounting acquirer. All references that refer to (the “Company” or “we” or “us” or “our”) are Kannalife, unless otherwise differentiated. Kannalife is a phytomedical/pharmaceutical company that specializes in the research and development of synthetic molecules and therapeutic products derived from botanical sources, including the cannabis taxa. On November 9, 2018, the Company filed an amendment to its certificate of incorporation with the Delaware Secretary of State that changed its name to Kannalife, Inc.

Name Change – Neuropathix, Inc.

On November 4, 2020, the Company filed an amendment to its certificate of incorporation with the Delaware Secretary of State that changed its name to Neuropathix, Inc. The Company concurrently submitted a request to FINRA for approval of the name change as well as a ticker symbol change from “KLFE” to “NPTX.” The Company’s name change and ticker symbol change was reviewed and processed by FINRA and went effective November 6, 2020.

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

NEUROPATHIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
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

In December 2019, a novel strain of coronavirus, commonly known as COVID-19, surfaced. The spread of COVID-19 around the world in 2020 has caused significant volatility in U.S. and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies and, as such, the Company is unable to determine if it will have a material impact to its operations. The Company’s operations as of September 30, 2020 have not been significantly affected, but may be affected in the future, by the ongoing outbreak of COVID-19 which was declared a pandemic by the World Health Organization. The ultimate disruption which may be caused by the outbreak is uncertain; however, it may result in a material adverse impact on the Company’s financial position, operations and cash flows. Possible areas that may be affected include, but are not limited to, disruption to the Company’s labor workforce, unavailability of products and supplies used in operations, and the decline in value of assets held by the Company.

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

The weighted average number of common stock equivalents not included in diluted income per share, because the effects are anti-dilutive, was 12,642,869 for the three and nine months ended September 30, 2020. The weighted average number of common stock equivalents not included in diluted income per share, because the effects are anti-dilutive, was 4,113,729 for the three and nine months ended September 30, 2019.

Research and Development

In accordance with FASB ASC 730, Research and Development (“ASC 730”) research and development (“R&D”) costs are expensed when incurred. R&D costs include supplies, clinical trial and related clinical manufacturing costs, contract and other outside service and facilities and overhead costs. Total R&D costs for the three months ended September 30, 2020 and 2019, were $68,546 and $189,443, respectively. Total R&D costs for the nine months ended September 30, 2020 and 2019, were $375,938 and $439,680, respectively.

NEUROPATHIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(UNAUDITED)

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

Note 3 – Going Concern and Management’s Liquidity Plans

The Company’s condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our accompanying condensed consolidated financial statements, the Company has had a net loss from operations of $2,679,475 and $1,824,987 for the nine months ended September 30, 2020 and 2019, respectively. The net cash used in operations were $807,789 and $2,000,012 for the nine months ended September 30, 2020 and 2019, respectively. Additionally, the Company had an accumulated deficit of $11,473,678 at September 30, 2020 and has not yet established an adequate ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. These factors raise substantial doubt about its ability to continue as a going concern.

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

NEUROPATHIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
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

The following table presents liabilities that are measured and recognized at fair value as of September 30, 2020 and December 31, 2019, on a recurring basis:

	September 30, 2020
	Level 1	Level 2	Level 3	Total Carrying Value
Derivative liabilities	—	—	654,114	$654,114

	December 31, 2019
	Level 1	Level 2	Level 3	Total Carrying Value
Derivative liabilities	—	—	183,451	$183,451

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020	December 31, 2019
Accounts payable and accrued expenses	$382,096	$309,231
Accrued interest	155,117	79,964
Totals	$537,213	$389,195

NEUROPATHIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(UNAUDITED)

NOTE 6 – PAYROLL AND RELATED LIABILITIES

Payroll and related liabilities at September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020	December 31, 2019
Payroll	$119,291	$—
Payroll taxes	232,506	243,208
Totals	$351,797	$243,208

As of the nine months period ended September 30, 2020 and the year ended December 31, 2019, the Company has accrued payroll and payroll taxes in connection with salaries paid and accrued to four officers of the Company.

NOTE 7 – LOAN PAYABLE

		September 30, 2020	December 31, 2019
Loan payable at 8%, matures 12/31/2020	* {a}	$720,000	$620,000
Loan payable at 1%, matures 4/23/2022	*	84,200	—
Total		804,200	620,000
Less: short term loans		771,456	620,000
Total long-term loans		$32,744	$—

{a} - On July 1, 2020, the Company extended the note to December 31, 2020 based on the same terms and conditions. On October 7, 2020, borrowed an additional $80,000 based on the same terms and conditions.
* - unsecured note

Total interest expense on notes payable, amounted to $13,753 and $12,230 for the three months ended September 30, 2020 and 2019, respectively. Total interest expense on notes payable, amounted to $38,352 and $36,690 for the nine months ended September 30, 2020 and 2019, respectively Accrued interest related to these notes was $111,732 and $73,381 as of September 30, 2020 and December 31, 2019, respectively.

NOTE 8 – LOAN PAYABLE – RELATED PARTY

Prior to the share exchange agreement, the Company borrowed $25,822 and issued a promissory note with a maturity date of March 31, 2020 which was later extended to March 31, 2021. Additionally, the note holder advanced the Company $16,270 for working capital, for a total of $42,092 – also see Note 16.

The loans represent working capital advances from shareholders, bear interest at 0.5%, and grant a security interest in the Company’s assets as collateral. In March 2018, this note was amended, and the original note holder assigned the note to Kettner Investments, LLC, a significant shareholder. The note is now non-interest bearing. Accrued interest related to this note is $226 as of September 30, 2020 and December 31, 2019, respectively.

NOTE 9 – CAPITAL LEASE OBLIGATIONS

In September 2019, the Company entered into a lease agreement with Thermo Fisher Scientific to acquire equipment with 48 monthly payments of $941, payable through September 1, 2023, with an effective interest rate of 12% per annum. The outstanding balance of this capital lease was $29,731, secured by equipment with carrying value of $53,601, as of September 30, 2020.

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

NEUROPATHIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
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

On March 12, 2020, the Company entered into securities purchase agreements with two different accredited investors (each an “Investor”, and together the “Investors”) pursuant to which each Investor purchased an 8% unsecured convertible promissory note (each a “8% Note”, and together the “8% Notes”) from the Company. The terms and conditions of each of the 8% Notes are substantially the same. Each 8% Note has a principal amount of $105,000 less a $5,000 original issue discount for a purchase price of $100,000, with a maturity date of March 12, 2021. All principal amounts and the interest thereon are convertible into shares of the Company’s common stock at the option of each Investor, after six (6) months from the date of the 8% Notes. These 8% Notes have a variable conversion price and the Company recorded embedded derivative liabilities. The fair value of the derivative liability and warrants as of the date of issuance was in excess of the 8% Note (see Note 12) resulting in full discount of the 8% Note. On September 24, 2020, the Company issued 46,896 shares of common stock for the conversion of $18,000 convertible notes payable and $2,000 of related accrued interest. The outstanding balance on these convertible notes after the conversion was $192,000.

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

NEUROPATHIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(UNAUDITED)

On June 23, 2020, the Company entered into a securities purchase agreement, dated as of June 19, 2020, with an accredited investor pursuant to which the investor purchased a 12% convertible promissory note in the principal amount of $150,000, less $20,750 in transaction-related, broker, legal and due diligence expenses. The note matures on June 19, 2021. Principal payments on the note shall be made in six (6) installments, each in the amount of $25,000, starting on December 19, 2020, and continuing thereafter each thirty (30) days for five (5) months. Notwithstanding the foregoing, the final payment of principal and accrued and unpaid interest shall be due on the June 19, 2021. The investor is entitled to, at its option, convert all or any amount of the principal amount and any accrued but unpaid interest of the note into shares of the Company’s common stock, at any time upon an event of default, at a conversion price for each share of common stock equal to the lesser of (i) the lowest trading price during the previous five (5) trading day period ending on the latest complete trading day prior to the date of the note, or (ii) the Variable Conversion Price, subject to certain equitable adjustments. Furthermore, in connection with the securities purchase agreement and the note, the Company issued two common stock purchase warrants each to purchase 115,385 shares of the Company’s common stock at $1.30 per share which may be exercised by cashless exercise, exercisable for a period of five years. One of the warrants only becomes exercisable upon default of the note. During the third quarter of 2020, the anti-dilution clause was triggered and the exercise price was reset to $0.40 resulting in the number of warrants to be increased to 378,694. The note has a variable conversion price and the Company recorded embedded derivative liabilities. The fair value of the derivative liability and warrants as of the date of issuance was in excess of the note (see Note 12) resulting in full discount of the note.

Total interest expense on convertible notes payable, inclusive of amortization of debt discount of $92,466 and $0, amounted to $107,161 and $3,750 for the three months ended September 30, 2020 and 2019, respectively. Total interest expense on convertible notes payable, inclusive of amortization of debt discount of $195,616 and $0, amounted to $226,240 and $11,250 for the nine months ended September 30, 2020 and 2019, respectively.

Total accrued interest on convertible notes payable, as of September 30, 2020 and December 31, 2019, was $31,421 and $200, respectively.

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

Total interest expense on convertible notes payable – related party, inclusive of amortization of debt discount of $18,493 and $0, amounted to $21,493 and $0 for the three months ended September 30, 2020 and 2019, respectively. Total interest expense on convertible notes payable – related party, inclusive of amortization of debt discount of $51,507 and $0, amounted to $59,685 and $0 for the nine months ended September 30, 2020 and 2019, respectively.

Total accrued interest on convertible notes payable – related party, as of September 30, 2020 and December 31, 2019, was $8,178 and $0, respectively.

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

NEUROPATHIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(UNAUDITED)

Based on the various convertible notes described in Note 10 and 11, the fair value of applicable derivative liabilities on notes, warrants and change in fair value of derivative liability are as follows for the nine months ended September 30, 2020:

	Derivative Liability - Convertible Notes	Derivative Liability - Warrants	Total
Balance as of December 31, 2019	$61,430	$122,021	$183,451
Additions during the period	597,841	353,779	951,620
Change in fair value	(409,165)	(58,932)	(468,097)
Change due to exercise / redemptions	(12,860)	—	(12,860)
Balance as of September 30, 2020	$237,246	$416,868	$654,114

The fair value of the derivative liability – convertible notes is estimated using a Monte Carlo pricing model with the following assumptions:

Market value of common stock	$0.58 - 1.80
Expected volatility	93.4% - 107.3%
Expected term (in years)	0.48 – 1.59
Risk-free interest rate	0.12% - 0.18%

The fair value of the derivative liability – warrants is estimated using a Monte Carlo pricing model with the following assumptions:

Market value of common stock	$0.58 - 1.10
Expected volatility	108.8% - 143.6%
Expected term (in years)	2.48 - 4.97
Risk-free interest rate	0.23% - 0.36%

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

NEUROPATHIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
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

On September 24, 2020, the Company issued 46,896 shares of common stock for the conversion of $18,000 convertible notes payable and $2,000 of related accrued interest.

On September 25, 2020, the company issued 500,000 shares of the company’s common stock at $0.50 a share, which was a discount to the trading price of $0.80 a share, to a consultant for investor relation services. The discount was expensed at issuance and the rest of the expense will be amortized over the life of the agreement.

As of September 30, 2020 and December 31, 2019, there were 74,797,037 and 74,225,141 shares of common stock issued and outstanding, respectively.

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

On May 18, 2020, the Company granted options to purchase 75,000 shares of common stock at a price of $0.51 per share to a consultant and are exercisable for ten years. One quarter of these options vest on the grant day, and the remainder of the options vest equally over twelve (12) months. These options were valued at $35,295 using a Black-Scholes Options Pricing Model.

NEUROPATHIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(UNAUDITED)

On September 14, 2020, the Company granted options to purchase 250,000 shares of common stock at a price of $0.84 per share to a consultant and are exercisable for ten years. One quarter of these options vest on the grant day, and the remainder of the options vest equally over twelve (12) months. These options were valued at $192,975 using a Black-Scholes Options Pricing Model.

On September 23, 2020, the Company granted options to purchase 200,000 shares of common stock at a price of $0.84 per share to a consultant, who is a related party, and are exercisable for ten years. One quarter of these options vest on the grant day, and the remainder of the options vest equally over twenty four (24) months. These options were valued at $141,840 using a Black-Scholes Options Pricing Model.

The remaining expense outstanding through December 31, 2022 is $2,033,545.

For the three months ended September 30, 2020 and 2019, the Company recorded $267,521 and $840, respectively, as stock based compensation which is included in the general and administrative expenses in the condensed consolidated statement of operations and $39,075 and $0 respectively, as research and development expense.

For the nine months ended September 30, 2020 and 2019, the Company recorded $1,215,090 and $5,878, respectively, as stock based compensation which is included in the general and administrative expenses in the condensed consolidated statement of operations and $273,525 and $0 respectively, as research and development expense.

The fair value of the options is estimated using a Black-Scholes Options Pricing Model with the following assumptions:

Market value of common stock on issuance date	$0.40 - 0.84
Exercise price	$0.51 - 2.00
Expected volatility	100% - 138%
Expected term (in years)	5 - 10
Risk-free interest rate	0.64% – 1.73
Expected dividend yields	—

On August 14, 2019, the Board authorized the Company’s 2019 Equity Incentive Plan (the “2019 Plan”) in order to facilitate the grant of cash and equity incentives to directors, employees (including our named executive officers) and consultants of our company and certain of its affiliates and to enable our company and certain of its affiliates to obtain and retain services of these individuals, which is essential to our long-term success. Our 2019 Plan allows for the grant of a variety of equity vehicles to provide flexibility in implementing equity awards, including incentive stock options, non-qualified stock options, restricted stock grants, unrestricted stock grants and restricted stock units. A total of 7,500,000 shares of common stock were authorized under the 2019 Plan, which was amended to 11,500,000 shares of common stock, for which as of September 30, 2020 a total of 6,050,000 are outstanding.

The following is a summary of outstanding and exercisable options:

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2019	100,000	$2.00
Issued	6,575,000	0.59
Expired	—	—
Balance at September 30, 2020	6,675,000	$0.61

At September 30, 2020, 2,908,594 options for common stock were exercisable and the intrinsic value of these options was $1,460,334 and the weighted average remaining contractual life for options outstanding was 9.51 years.

NEUROPATHIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(UNAUDITED)

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

On June 23, 2020, the Company entered into a Securities Purchase Agreement, dated as of June 19, 2020 with an accredited investor pursuant to which the Investor purchased a 12% convertible promissory note from the Company. In connection with the securities purchase agreement and the note, the Company issued two common stock purchase warrants each to purchase 115,385 shares of the Company’s common stock at $1.30 per share which may be exercised by cashless exercise, exercisable for a period of five years. One of the warrants is to be issued only in the case of default on the note. During the third quarter of 2020, the anti-dilution clause was triggered and the exercise price was reset to $0.40 resulting in the number of warrants to be increased to 378,694. The warrants were deemed as a derivative liability and was recorded as a debt discount at date of issuance. See Note 10.

The following is a summary of outstanding and exercisable warrants:

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2019	100,000	$3.26
Issued	565,360	0.92
Expired	—	—
Balance at September 30, 2020	665,360	$0.56

At September 30, 2020, 665,360 warrants for common stock were exercisable and the intrinsic value of these warrants was $130,233 and the weighted average remaining contractual life for warrants outstanding was 3.68 years.

NOTE 15 – RELATED PARTY TRANSACTIONS

The Company’s Chief Executive Officer (“CEO”) shares the use of the leased office space for personal living quarters. The CEO reimburses the Company for 50% of the monthly rent, or $2,800 per month.

As of September 30, 2020, the Company owes the CEO $47,354 for expenses the CEO incurred on behalf of the Company.

See Notes 8, 11 and 14 for additional related party transactions.

NEUROPATHIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(UNAUDITED)

NOTE 16 – SUBSEQUENT EVENTS

On October 7, 2020, borrowed an additional $80,000 from a note holder based on the same terms and conditions. See Note 7.

On October 8, 2020, the company issued 350,000 shares of the company’s common stock at $0.48 a share, to a consultant for business development services.

On October 13, 2020, the Company issued 64,421 shares of common stock for the conversion of $18,000 convertible notes payable and $2,000 of related accrued interest.

On October 23, 2020, the Company issued 40,731 shares of common stock for the conversion of $10,000 convertible notes payable.

Name Change – Neuropathix, Inc.

On November 4, 2020, the Company filed an amendment to its certificate of incorporation with the Delaware Secretary of State that changed its name to Neuropathix, Inc. The Company concurrently submitted a request to FINRA for approval of the name change as well as a ticker symbol change from “KLFE” to “NPTX.” The Company’s name change and ticker symbol change was reviewed and processed by FINRA and went effective November 6, 2020.

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

Name Change – Neuropathix, Inc.

On November 4, 2020, the Company filed an amendment to its certificate of incorporation with the Delaware Secretary of State that changed its name to Neuropathix, Inc. The Company concurrently submitted a request to FINRA for approval of the name change as well as a ticker symbol change from “KLFE” to “NPTX.” The Company’s name change and ticker symbol change was reviewed and processed by FINRA and went effective November 6, 2020.

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

Our net losses were $2,977,590 and $2,719,412 for the nine months ended September 30, 2020 and 2019, respectively. We expect to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability.

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

Results of Operations – For the Three Month Periods Ended September 30, 2020 and 2019

Revenues

Revenues for the three months ended September 30, 2020, was $0 compared to $23,968 for the three months ended September 30, 2019. Our decrease in revenue was the result of a decrease of grant revenue due to reaching the maximum amount of the grant.

Research and Development Expenses

Research and development expenses decreased by $120,897 or 64%, to $68,546 for the three months ended September 30, 2020, from $189,443 for the three months ended September 30, 2019. The decrease was primarily the result of reduction in grant revenue used in research and development.

General and Administrative Expenses

General and administrative expenses increased by $135,556 or 23%, to $737,123 for the three months ended September 30, 2020, from $601,567 for the three months ended September 30, 2019. This increase was primarily due to an increase in stock based compensation issued to employees and consultants.

Results of Operations – For the Nine Month Periods Ended September 30, 2020 and 2019

Revenues

Revenues for the nine months ended September 30, 2020, was $0 compared to $126,027 for the nine months ended September 30, 2019. Our decrease in revenue was the result of a decrease of grant revenue due to reaching the maximum amount of the grant.

Research and Development Expenses

Research and development expenses decreased by $63,742 or 15%, to $375,938 for the nine months ended September 30, 2020, from $439,680 for the nine months ended September 30, 2019. The decrease was primarily the result of reduction in grant revenue used in research and development.

General and Administrative Expenses

General and administrative expenses increased by $792,203 or 52%, to $2,303,537 for the nine months ended September 30, 2020, from $1,511,334 for the nine months ended September 30, 2019. This increase was primarily due to an increase in stock based compensation issued to employees and consultants.

Liquidity and Capital Resources

Since our inception in 2010, we have devoted most of our cash resources to research and development and general and administrative activities. We have financed our operations primarily with the proceeds from the sale of preferred stock and convertible promissory notes, state and federal grants and research services. To date, we have not generated any revenues from the sale of products, and we do not anticipate generating any revenues from the sales of products for the foreseeable future. We have incurred losses and generated negative cash flows from operations since inception. As of September 30, 2020, our principal sources of liquidity were our cash and cash equivalents, which totaled $14,450. Our working capital deficit was $(1,827,296) as of September 30, 2020.

Equity Financings

For the nine months ended September 30, 2020, and year ended December 31, 2019, we received net proceeds of $706,350 and $100,000, respectively, from the sale of convertible notes and promissory notes.

Debt

We had the following schedule of debt as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Outstanding Debt Obligations:
Loan payable	$804,200	$620,000
Loan payable - related party	42,092	42,092
Convertible notes payable	563,581	378,839
Convertible notes payable – related party	51,507	—
Capital lease obligations	29,731	35,297
Total All Debt Obligations	$1,491,111	$1,076,228

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

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended September 30, 2020, and 2019.

	Nine Months Ended September 30,
	2020	2019
Statement of Cash Flows Data:
Total net cash provided by (used in):
Operating activities	$(807,789)	$(2,000,012)
Investing activities	—	1,813,334
Financing activities	700,784	97
Decrease in cash	$(107,005)	$(186,581)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2020 was $807,789, including $1,730,189 of net non-cash expenses and a $289,612 net change in operating assets and liabilities. The net noncash expenses were predominantly related to the stock based compensation of $1,488,615, non-cash interest expense of $430,070, amortization of debt discount of $254,249 and change in fair value of derivative liabilities of $(468,097). The change in operating assets and liabilities was primarily due to a $150,018 increase in accounts payable and accrued expenses, a $108,589 increase in payroll and related liabilities and a $22,005 increase in due to related party and prepaid expenses.

Net cash used in operating activities for the nine months ended September 30, 2019 was $2,000,012, including $578,969 of net non-cash expenses and a $140,431 net change in operating assets and liabilities. The net noncash expenses were predominantly related to the net gains and losses on marketable security of $301,661. The change in operating assets and liabilities was primarily due to a $90,392 decrease on other receivables and a $32,698 increase in accounts payable and accrued expenses.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2020 was $0.

Cash provided by investing activities from the cash received from the sale of marketable securities was $1,882,774 offset by a purchase of an asset and equipment for ($69,440), for the nine months ended September 30, 2019.

Financing Activities

For the nine months ended September 30, 2020, cash provided by financing activities was $700,784 compared to $97 for the nine months ended September 30, 2019. This was due to a significant increase of proceeds from convertible notes payable and notes payable in 2020 from 2019.

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

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management has concluded that our internal control over financial reporting was ineffective as of September 30, 2020, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our reporting was ineffective due to a lack of sufficient resources to hire a support staff in order to separate duties between different individuals. The Company lacks the appropriate personnel to handle all the varying recording and reporting tasks on a timely basis. Steps that the Company believes it must undertake is to retain a consulting firm to, among other things, design and implement adequate systems of accounting and financial statement disclosure controls during the current fiscal year to comply with the requirements of the SEC. We believe that the ultimate success of our plan to improve our disclosure controls and procedures will require a combination of additional financial resources, outside consulting services, legal advice, additional personnel, further reallocation of responsibility among various persons, and substantial additional training of those of our officers, personnel and others, including certain of our directors such as our committee chairs, who are charged with implementing and/or carrying out our plan.

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

Changes in Internal Control

There have not been any changes in our internal control over financial reporting during the nine month period ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 24, 2020, the Company issued 46,896 shares of common stock for the conversion of $18,000 convertible notes payable and $2,000 of related accrued interest.

On September 25, 2020, the company issued 500,000 shares of the company’s common stock at $0.80 a share to a consultant for investor relation services.

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

NEUROPATHIX, INC.

Date: November 12, 2020	By:	/s/ Dean Petkanas
Dean Petkanas
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: November 12, 2020	By:	/s/ Mark Corrao
Mark Corrao
Chief Financial Officer (Principal Financial and Accounting Officer)

