Form 10-K
period 2020-12-31
NEUROPATHIX, INC.
filed 2021-03-30
CIK 1615999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

KANNALIFE, INC.

(Former Name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2020, based upon the closing price of the registrant's common stock as reported by the OTCQB Marketplace on such date, was approximately $15,478,542. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of March 30, 2021, there were 87,286,137 shares of common stock outstanding, par value $0.0001.

1

NEUROPATHIX, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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

ITEM 1. BUSINESS

Corporate History

The Company was originally incorporated in the State of Delaware on March 25, 2013 under the name TYG Solutions Corp. Our original business plan was to develop iPhone and Android smartphone apps for companies who need an app for their internal and external operations. We subsequently expanded our operations to offering corporate website design services.

On July 25, 2018, the Company entered into a Share Exchange Agreement with Kannalife Sciences, Inc., a Delaware corporation (“Kannalife Sciences”), and certain stockholders of Kannalife Sciences (the “Kannalife Sciences Stockholders”). Pursuant to the terms of the Share Exchange Agreement, the Company acquired substantially all of the issued and outstanding shares of Kannalife Sciences by means of a share exchange with the Kannalife Sciences Stockholders in exchange for newly issued shares of the common stock of the Company (the “Share Exchange”). As a result of the Share Exchange, Kannalife Sciences became a 99.7% owned subsidiary of the Company. The business operations of the Company regarding iPhone and Android smartphone apps was reduced significantly to focus efforts on target therapeutics and drug discovery, and accordingly, by virtue of the Share Exchange, the Company acquired the business of Kannalife Sciences including all of its assets. The Share Exchange was accounted for as a reverse acquisition and change in reporting entity, whereby Kannalife Sciences was the accounting acquirer.

Kannalife Sciences was incorporated in the State of Delaware on August 11, 2010. Kannalife Sciences is a developmental stage phyto-medical/pharmaceutical and drug discovery company that specializes in the research, development of cannabinoid and cannabinoid-based therapeutic products derived from synthetic and botanical sources, including the Cannabis “taxa” (the word “taxa” is the plural of “taxon,” which defines a group of one or more populations of an organism or organisms to form a unit). On November 9, 2018, the Company filed an amendment to its certificate of incorporation with the Delaware Secretary of State to change its name to Kannalife, Inc. The Company concurrently submitted a request to FINRA for approval of the name change as well as a ticker symbol change to “KLFE,” and such action went effective on January 17, 2019.

On November 4, 2020, the Company filed an amendment to its certificate of incorporation with the Delaware Secretary of State to change its name to “Neuropathix, Inc.” The Company concurrently submitted a request to FINRA for approval of the name change as well as a ticker symbol change from “KLFE” to “NPTX.” The Company’s name change and ticker symbol change was reviewed and processed by FINRA, and went effective November 6, 2020.

Our Business

We are a biopharmaceutical company focused on discovering, developing and commercializing novel therapeutics from our proprietary synthetic cannabinoid derivatives platform potentially useful for a broad range of inflammatory and neuropathic pain related diseases. In our eleven (11) years of operations, dating back to August 2010 under the name Kannalife Sciences, Inc. we have been principally involved in the research and development of new chemical entities (“NCEs”) such as KLS-13019; KLS-13022 (“linoneyldihydroxybenzyl ethoxycarbonyl azetidine” or “LEA”); its related molecules; and synthetic cannabidiol (“CBD”) therapeutics through pre-clinical drug discovery and development processes. We have developed our own intellectual property portfolio and established relationships with third parties who are considered leaders in active pharmaceutical (“API”) contract manufacturing, formulation; and contract bulk drug manufacturing. All of the operations of the Company to date have been in the pre-clinical stage of drug discovery.

Our early research and development efforts began under an exclusive license with National Institutes of Health – Office of Technology Transfer (“NIH-OTT”) for the use of the U.S. Government Patent 6,630,507 – “Cannabinoids as Antioxidants and Neuroprotectants” (the “‘507 Patent”). Through the use of the ‘507 Patent, we centered our initial research into the use of CBD for use in a variety of neurodegenerative and oxidative stress related diseases.

Our core businesses are comprised of the following:

•	A drug development company focused on the research and development (R&D) of non-opioid based synthetic and chemical-medical products from:

o	naturally recurring sources, including but not limited to cannabis, hemp, and other similar species of plantae;

o	semi-synthetic sources; and

o	synthetic and bio-synthetic sources.

•	Drug discovery platform to evaluate and potentially treat neurological and oxidative stress related disorders such as overt hepatic encephalopathy (“OHE”), Chronic Traumatic Encephalopathy (“CTE”) and Chemotherapy Induced Peripheral Neuropathy (“CIPN”) with high quality assured, quality controlled cGMP pharmaceutical grade semi-synthetic and synthetic cannabinoids, CBD, and cannabidiol-like molecules.

•	Topical skincare pre-clinical program designed to some of our patented, proprietary cannabidiol-derived NCEs, for use as topical solutions, ointments, and creams for disorders such as diabetic neuropathies, diabetic ulcers, and for use as an anti-pruritic. Anti-pruritics are known as anti-itch drugs and medications that inhibit the itching often associated with a variety of disorders and diseases.

Cannabinoids are a class of molecules derived from Cannabis plants. The two primary cannabinoids contained in Cannabis are CBD and D9-tetrahydrocannabinol, or THC. Clinical and preclinical data suggest that CBD has positive effects on treating refractory epilepsy, FXS and arthritis, and THC has positive effects on treating pain. Interest in cannabinoid therapeutics has increased significantly over the past several years as preclinical and clinical data has emerged highlighting the potential efficacy and safety benefits of cannabinoid therapeutics. The cannabinoid therapeutics market is expected to grow significantly due to the potential benefits these products may provide over existing therapies.

CBD is a naturally occurring cannabinoid constituent of cannabis. It was discovered in 1940 and is known to exhibit neuroprotective properties in many experimental systems. However, our early research and development efforts revealed that there could be obstacles for CBD as a drug. The FDA approval of EpidiolexÒ, a CBD based drug manufactured by GW Pharmaceuticals Ltd. for the treatment of Dravet’s Syndrome and Lennox-Gastaut Syndrome, has indicated that there are certain safety issues. We also believe that the development of CBD as a drug has been confounded by the following: (i) low potency; (ii) a large number of molecular targets; (iii) marginal pharmacokinetic properties; and (iv) designation as a Schedule 1 controlled substance under the Controlled Substances Act.

In the past three years, our most recent research and development efforts have been centered on the use of KLS-13019 as a neuroprotectant and therapeutic agent to treat chronic and neuropathic pain. There is currently no FDA approved drug to treat CIPN. Our preclinical efforts in the research and development of treating CIPN with our lead compound KLS-13019 have been fostered by a successful study grant from National Institutes of Health – National Institute on Drug Abuse (“NIH-NIDA”) that compared KLS-13019 to CBD in the prevention and reversal of neuropathic pain in animal models. As a result of the outcome of this and other preclinical studies, we believe there is strong evidence to support the use of KLS-13019 as a non-opioid solution to chronic and neuropathic pain in human clinical trials.

Our current focus is centered around advancing KLS-13019 as a novel, non-opioid solution for the treatment of chronic and neuropathic pain.

Our present work involves comparing the properties of CBD with our patented novel cannabidiol derived molecule, KLS-13019, that has structural similarities to CBD. The design strategy for KLS-13019 was to increase hydrophilicity while optimizing neuroprotective potency against oxidative stress toxicity relevant to oxidative stress related diseases and neuro-inflammatory disorders. In early pre-clinical studies, the responses of CBD and KLS-13019 were compared in dissociated rat hippocampal cultures in a pre-clinical model for OHE and also CIPN.

HE is a neuropsychiatric disorder that includes learning deficits and impairment of long-term memory. OHE it is a sub-set of HE. HE is caused by accumulation of toxic substances in the bloodstream that are normally removed by the liver as a result of liver failure. If left unchecked, HE can progress to hepatic coma (also referred to as coma hepaticum) and ultimately death (Cordoba, 2011). The pathogenesis of HE includes damage to the prelimbic cortex, striatum and the hippocampus (Aria et al., 2013). The hippocampus, is a major component of the brains of humans and other vertebrates. The hippocampus belongs to the limbic system and plays important roles in the consolidation of information from short-term memory to long-term memory, and in spatial memory that enables navigation.

It has been previously demonstrated that impaired liver function and liver disease is associated with the production of free radical and oxidative stress (Bailey and Cunningham, 1998). The accumulation of these free radicals and oxidative stress contribute to cognitive impairment, learning deficits, memory impairment, as well as damage and death of neuronal tissue. Cognitive impairment is when a person has trouble remembering, learning new things, concentrating, or making decisions that affect their everyday life. Cognitive impairment resulting from H ranges from mild to severe. There is a long felt need for neuroprotective agents that are both disease-modifying and effective in treating patients that are experiencing HE. Onset of HE symptoms may be gradual or sudden. Other symptoms may include movement problems, changes in mood, or changes in personality. In the advanced stages, HE can result in a coma.

CIPN, is a progressive, enduring and often irreversible condition featuring pain, numbness, tingling and sensitivity to cold in the hands and free (sometimes progressing to the arms and legs) that affects between 30% and 40% of patients undergoing chemotherapy. CIPN often causes termination of chemotherapy in cancer patients and presents a two-fold problem, both in the ongoing chemotherapy treatment regimen and the abundant use of opioids and gabapentinoids as the most widely used products to treat CIPN.

Comparisons between CBD and KLS-13019 have been published in peer reviewed articles in ACS Medicinal Chemistry Letters (2016, 7, 424-428) and Journal of Molecular Neuroscience (14 August 2018). The studies and science referenced in these articles were performed by Advanced Neural Dynamics (“AND”), a third party provider of preclinical pharmacology services and Iteramed (“Iteramed”), a third party provider of medicinal chemistry consulting and synthesis. Both AND and Iteramed are operated by Douglas Brenneman, Ph.D and William A. Kinney Ph.D, respectively. Both Mr. Brenneman and Mr. Kinney are shareholders of the Company, co-inventors in our intellectual property underlying U.S. Patents 9,611,213 and 10,004,722, and with respect to Mr. Kinney, is our Chief Scientific Officer. Mr. Brenneman is a member of our scientific advisory board.

In the ACS abstract and paper, Notably, KLS-13019 was found to be 50-fold more potent and >400-fold safer than CBD and exhibited an in vitro profile consistent with improved oral bioavailability. In the JOMN abstract and paper, the protective responses of CBD and KLS-13019 were compared in dissociated rat hippocampal cultures co-treated with toxic levels of ethanol and ammonium acetate. This comparison revealed that KLS-13019 was 31-fold more potent than CBD in preventing neuronal toxicity from the combined toxin treatment, while both compounds exhibited protective efficacy back to control values. While results of the Company’s preclinical studies on KLS-13019 have shown preclinical efficacy via in vitro studies in CIPN and HE, KLS-13019 will require human clinical trials to determine both safety and efficacy and such matters are subject to clinical trial endpoints and FDA review, with ultimate approval coming at the end of a successful human clinical trial study and new drug application (“NDA”).

Our lead target drug candidate, KLS-13019, is part of an estate of new chemical entities (“NCEs”) underlying U.S. Patent 9,611,213 titled “Functionalized 1,3 Benzene-diols and their Method of Use for the Treatment of Hepatic Encephalopathy.” This patent is part of a divisional patent application by the Company to the United States Patent and Trademark Office (“USPTO”) whereby we sought claims for composition of matter, covered in Pat. 9,611,213, and separate claims for method for treatment, covered by U.S. Patent 10,004,722 titled “Method for Treating Hepatic Encephalopathy or a Disease Associated with Free Radical Mediate Stress and Oxidative Stress with Novel Functionalized 1,3 Benzene-diols.”

KLS-13019 and its related molecules under the aforementioned patents describe novel functionalized 1,3-benzenediols (“Cannabidiol Derived Molecules”) and methods that may be useful and have potential for the treatment of HE and related conditions. The present invention further describes (i) a novel chemotype that may be useful and have potential for the treatment of diseases associated with HE, and (ii) a novel chemotype that may be useful and have potential as neuroprotective agents. The Cannabidiol Derived Molecules under the present invention may be useful and have potential for treating and preventing diseases associated with free radical mediated stress and oxidative stress including, for example, HE, Parkinson’s disease, Alzheimer’s, Huntington’s disease, traumatic head injury, stroke, epilepsy, neuropathic pain, CTE, Post Cardiac Arrest Hypoxic Ischemic Encephalopathy, and Epileptic Encephalopathy.

We intend to study KLS-13019 in patients with chemotherapy induced neuropathic pain. We believe that the claims made in the Pat. 9,611,213 and Pat. 10,004,722 sufficiently cover the use of the novel molecule KLS-13019 in the treatment of neuropathic pain, which is broadly defined and includes chemotherapy induced neuropathic pain (a/k/a: chemotherapy induced peripheral neuropathy).

To date, we have synthesized, pre-clinically tested and patented our proprietary CBD like NCEs, including KLS-13019, and also formulated a new CBD based molecule, KLS-13023. KLS-13023 is a target drug candidate that includes a synthetic CBD formulated in a gel capsule designed for potential use in humans, which is intended to enable more effective delivery of CBD. The formulation of this product is proprietary and currently held as a trade secret of the Company. CBD is the primary non-psychoactive component of cannabis. KLS-13023 has undergone a manufacturing feasibility study to improve some of the limitations associated with CBD, including but not limited to CBD’s low bioavailability and limited drug like properties and improvement of the delivery of CBD through the first pass in the gut and into the circulatory system. We intend to study KLS-13023 in patients with mild traumatic brain injury. In addition, we expect that KLS-13023 will be classified by the FDA as an NCE. In our preclinical animal studies, KLS-13023 demonstrated effective intervention of neurodegeneration in the OHE disease state.

We believe these product candidates will provide new treatment options for patients, as well as additional treatment options for patients not currently receiving adequate relief from current treatment regimens.

We are still conducting pre-clinical studies and have not yet commenced our clinical program or tested KLS-13019 or KLS-13023 in humans. For KLS-13019, we plan to conduct Phase 1, and possibly Phase 2, clinical trials in either the U.S. or Australia, subject to applicable regulatory approval. We plan to conduct our Phase 1 clinical trials for KLS-13023 in either the U.S. or Australia, subject to applicable regulatory approval. We plan to submit New Drug Applications (“NDAs”) for KLS-13019 and KLS-13023 to the FDA upon completion of Phase 3 clinical trials, regardless of where the Company conducts Phase 1 and Phase 2 clinical trials. We expect to initiate clinical trials for KLS-13019 and KLS-13023 in the first half of 2022.

We plan to conduct our Phase 1, and possibly Phase 2, clinical trials for KLS-13019 in the U.S. or Australia, subject to applicable regulatory approval, and do not expect at this time to file an investigational new drug application, or IND, with the U.S. Food and Drug Administration, or the FDA, prior to the commencement of those clinical trials. We must file an IND with the FDA and receive approval from the U.S. Drug Enforcement Agency, or DEA, prior to commencement of any clinical trials in the United States.

In preclinical studies performed pursuant to a small business technology transfers (“STTR”) agreement between us, and Temple University, funded by the National Institutes of Health – National Institute on Drug Abuse (“NIH-NIDA”), our research, the subject of two peer reviewed scientific publications in the Journal of Molecular Neuroscience, described how KLS-13019, was superior to CBD and morphine in the potential to prevent and reverse neuropathic pain caused by paclitaxel, a chemotherapeutic agent used to treat breast, ovarian and non-small cell lung cancer. (See: Business – Preclinical Studies for more information).

Upon completion of all requisite preclinical studies, we expect to open an Investigational New Drug Application, or IND, to pursue a clinical development program with either the U.S. Food and Drug Administration (“FDA”) in the U.S. or the Therapeutic Goods Administration (“TGA”), the regulatory body for therapeutic goods (including medicines, medical devices, gene technology, and blood products) in Australia.

In mid 2019, we began screening and conducting preliminary research and development of some of our patented, proprietary cannabidiol-derived NCEs for use as active pharmaceutical ingredients (APIs) in topical solutions, ointments, and creams for various skin disorders such as eczema, psoriasis, radiation dermatitis and excessive UVB radiation.

These disorders generally lead to symptoms including neuropathies, inflammation and itch. The Company believes that successful development of its topical APIs can be useful as anti-pruritics, also known as anti-itch drugs and medications that inhibit the itching often associated with a variety of disorders and diseases.

We are considering commercialization routes that include, but are not limited to, filing an FDA Monograph and/or pursing a path to the marketplace through International Nomenclature of Cosmetic Ingredients (“INCI”) certification and registration with the Personal Care Products Council (“PCPC”).

In preclinical testing, KLS-13022, a molecule covered under Pat. 9,611,213 was screened for neuroprotection and may have the potential mechanism of action for reducing inflammation, neuropathic pain and itch. This molecule indicated that it is more soluble than CBD, also deemed a neuroprotectant with potential anti-inflammatory properties. A molecule that is potentially more water soluble than CBD in this regard may be good candidate(s) for use in topical applications.

To date there has been only one cannabidiol based medicament, Epidiolex®, approved for use in humans by the FDA. The drug, Epidiolex®, is used to treat seizures due to certain medical conditions (such as Lennox-Gastaut syndrome and Dravet syndrome). It is not known how this medication works for these seizures. CBD belongs to a class of drugs known as cannabinoids. Additionally, the FDA’s Office of Orphan Products Development (“OOPD”) has designated cannabidiol twenty six times since 2013 for a multitude of diseases ranging from rare forms of epilepsy to prevention of reperfusion injury due to organ transplantation to glioblastoma multiforme to autoimmune hepatitis. While our primary indications of OHE and CIPN have not, heretofore, been targeted by CBD-based or CBD-derived drugs and cleared by the FDA or other foreign regulatory agency, neither have the aforementioned twenty six orphan designated indications targeted by CBD.

OTC Cosmetic Skin Care – KLS-13022

Since mid 2019, the Company has been screening and conducting preliminary research and development of some of its patented, proprietary cannabidiol-derived new chemical entities (“NCEs”), for use as topical solutions, ointments, and creams for disorders such as diabetic neuropathies, diabetic ulcers, and for use as an anti-pruritic. (see: Business – Neuropathix Intellectual Properties)

In preclinical testing, certain molecules under Patent 9,611,213 were screened for neuroprotection and may have the potential mechanism of action for reducing inflammation and neuropathic pain. These molecules indicate that they are more soluble than cannabidiol, also deemed a neuroprotectant with potential anti-inflammatory properties. A molecule that is potentially more water soluble than cannabidiol in this regard may be good candidate(s) for use in topical applications.

The Company has completed the following relating to KLS-13022:

•	Preclinical screening for consumer OTC cosmetic use under CFR 21.
•	Application to International Nomenclature of Cosmetic Ingredients (INCI) completed to receive a compound nomenclature for KLS-13022 - Limonenyldihydroxybenzyl Ethoxycarbonyl Azetidine (LEA).
•	Received a registered trademark from the U.S. Patent and Trademark Office (“USPTO”) for Atopidine®, to be used as a branded product as a relief cream, containing LEA, to treat inflammatory disorders like eczema, psoriasis, radiation dermatitis and excessive UVB radiation (post sun burn).

Based on preclinical testing of LEA versus CBD (cannabidiol) in cultured human epidermal keratinocytes:

•	LEA provided better anti-inflammatory activity compared to CBD for TNFa, IL-6 and significantly more potent that CBD for IL-1b inhibition in UVB irradiation induced inflammation.
•	LEA decreased CXCL5 levels by 100% after UVB irradiation with IC50 of 0.05 mM. (CXCL5 is a small cytokine belonging to the chemokine family known as epithelial-derived neutrophil-activating peptide 78 (ENA-78). It is produced following the stimulation of cells with the inflammatory cytokines TNFa and IL-1b.)
•	LEA decreases levels of four (4) inflammatory mediators at concentrations > 65 times less than toxic levels.
•	LEA is an antioxidant that does not exhibit cellular irritation and is locally restricted in its action (antioxidant activity of EC50 at 25 mM).

The Company has completed formulation of a topical relief cream for use as an OTC cosmetic skin care product to be marketed under the trade name of Atopidine®.

Opioid Crisis in America

In 2019, nearly 50,000 people in the United States died from opioid-involved overdoses (CDC/NCHS, National Vital Statistics System, Mortality 2019). The misuse of and addiction to opioids—including prescription pain relievers, heroin, and synthetic opioids such as fentanyl – is a serious national crisis that affects public health as well as social and economic welfare. The Centers for Disease Control and Prevention estimates that the total economic burden of prescription opioid misuse alone in the United States is $78.5 billion a year, including the costs of healthcare, lost productivity, addiction treatment, and criminal justice involvement. (Med Care 2016; 54(10).

Since February 2020, the Company’s lead compound, KLS-13019 has been in the preclinical screening program for pain (PSPP) at the National Institutes of Health – National Institute of Neurological Disorders and Stroke (NIH-NINDS). This program is part of the NIH HEAL (Helping to End Addiction Long-term) Initiative. With NIH-HEAL support, NINDS has developed the PSPP program to facilitate the identification of potential non-addictive treatments (small molecules, biologics, devices, or natural products) for acute and chronic pain conditions.

More than 25 million Americans live with daily chronic pain and lack effective and safe non-opioid options for pain management. Research offered by the PSPP will be a key step in transitioning HEAL preclinical programs into clinical programs, directly aligned with the HEAL Initiative goal of accelerating the discovery and pre-clinical development of non-addictive pain treatments (NINDS – Preclinical Screening Platform for Pain – ninds.nih.gov).

The Company’s lead compound, KLS-13019, has already gone through Tier 1 evaluation under the PSPP which, among other things, assesses targets and pharmacokinetics (PK) of KLS-13019 – compared against morphine and diazepam. Certain results from the Tier 1 screening report under the PSPP indicate that KLS-13019 has a low abuse potential and acceptable PK to move to Tier 2 studies for animal model assessment in pain and guardian behavior; wound healing and ability to recover; and Irwin testing for CNS toxicity.

Additionally, the Company is currently awaiting a response from NIH-NINDS regarding its re-submission of its application for a Phase 2 SBIR study grant. The re-resubmission of its original study grant application included new data on a novel inflammatory sentinel and a revised budget, boosting the grant request to approximately $2.9 million. The Company anticipates a response from NIH-NINDS sometime in May 2021.

Corporate Strengths and Weaknesses

We believe that we offer the following key distinguishing characteristics:

•	We believe we are the first commercial drug discovery company in the cannabinoid therapeutics space to successfully synthesize CBD derived new chemical entities and pre-clinically test lead NCEs for potential treatment of oxidative stress related diseases, including OHE and CIPN.
•	We were the only commercial drug discovery company in the cannabinoid therapeutics space to license the ‘507 Patent, prior to its expiration, from NIH on two separate occasions.
•	We have completed pharmacokinetic and pharmacodynamic pre-clinical studies with high purity scale, pharmaceutical grade CBD and KLS-13019 for potential treatment of oxidative stress related disease – OHE and CIPN.
•	We anticipate commencing a Phase 1 trial in CIPN sometime in the 1st or 2nd quarter of 2022.
•	We anticipate commencing a Phase 1 trial in OHE sometime in the 3rd or 4th quarter of 2022.
•	We anticipate commencing a Phase 1 trial in Mild Traumatic Brain Injury in the 1st or 2nd quarter of 2023.
•	We have a firm understanding of the mechanism of action of CBD and KLS-13019 in certain oxidative stress related disorders.
•	We believe we have a strong next generation intellectual property estate on cannabidiol derived NCEs. On this basis, we believe we can expand the approved indications KLS-13019 and develop additional cannabinoid therapeutic agents to add to our IP portfolio.
•	We believe that our pre-clinical drug development program points to a significant opportunity in cancer pain, a large market.
•	We believe that our pre-clinical drug development program points to a significant opportunity in opioid replacement / reduction market.

We have not moved beyond pre-clinical studies of our drug candidates to date, and there can be no assurances that we will do so in the near future, if ever. While we believe that we are well positioned to be competitive in advancing non-opioid solutions for chronic and neuropathic pain, as well as the cannabinoid like therapeutics space, we also believe that we will face significant challenges in successfully completing one or more clinical trials. In addition, there is a competitive landscape that exists in the market for the Company’s target indications of OHE and CIPN. The competitive landscape is challenging. Competition in the OHE and CIPN spaces is well established, and many companies have significantly greater resources than we do, some of which are viewed as leaders in the current standard of care for these diseases.

The current standard of care for patients suffering with OHE is 550mg of XifaxanÒ, originally an antibiotic useful in treating traveler’s diarrhea and irritable bowel syndrome. Its exact mechanism of action is not known; however, it is theorized that XifaxanÒ clinical activity may be attributed to effects on metabolic function of gut microbiota, rather than a change in the relative bacterial abundance. Currently, there is no drug in the market for OHE that is being used to treat the toxic effects on the hippocampus, the cognitive and behavioral dysfunction associated with OHE, and the action of neuroprotection from ammonia and ethanol toxicity.

Given the competitive landscape in OHE, we believe we can participate in the OHE market with primary and adjunctive therapeutics currently under pre-clinical development, and potentially obtain orphan drug designation for one or more of our target therapeutic agents.

With respect to competitive landscape for CIPN, nearly a dozen agents have been studied in randomized controlled trials for the treatment of CIPN, but there has been limited success. The characteristics and results of these studies are summarized in the study and abstract “Management of Chemotherapy Induced Peripheral Neuropathy” (Physician’s Education Resource LLC, Meghna S. Trivedi, MD; Dawn L. Hershman, MD, MS; Katherine D. Crew, MD, MS). Clinical trials of the antiepileptic agents gabapentin and lamotrigine and the antidepressants nortriptyline and amitriptyline have all been negative.

Additionally, there have been several small placebo-controlled trials which have shown that intravenous administration of glutathione with platinum-based chemotherapy regimens can decrease the incidence of neurotoxicity without diminishing the effect of chemotherapy. A North Central Cancer Treatment Group / Alliance trial conducted in 2014 studied the use of glutathione with carboplatin and paclitaxel for treatment of CIPN, and found no improvement in neurotoxicity symptoms, suggesting that glutathione may not help in taxane-induced CIPN.

Furthermore, the continuous use of opiates in the current standard of care to treat CIPN have resulted in mixed results, addiction problems and dose tolerance problems.

We believe that, while the current standard of care is well positioned in the market, there is an unmet need for the treatment of CIPN in the reduction of use of opiates. We believe that this presents us with an opportunity to participate in the market with a novel therapeutic agent to treat CIPN.

Clinical Timelines

As a result of the unprecedented effects of COVID-19, we have updated our clinical timelines to give effect to the significant interruption to business and financial operations worldwide as a result of the COVID-19 crisis. We will continue to monitor the progress of the shutdowns currently in effect, and revise our clinical timelines accordingly.

Product Candidate	Target Indication	Delivery Method	Current Development Status	Expected Next Steps
KLS-13019	Chemotherapy Induced	Oral Gel Capsule	Preclinical	2Q22: Initiate Phase 1
Peripheral Neuropathy
	Mild Traumatic Brain Injury	Oral Gel Capsule	Preclinical	1Q23: Initiate Phase 1
KLS-13023	Overt Hepatic Encephalopathy	Oral Gel Capsule	Preclinical	4Q22: Initiate Phase 1
	Mild Traumatic Brain Injury	Oral Gel Capsule	Preclinical	1Q23: Initiate Phase 1

With respect to certain other proprietary compounds underlying Pat. 9,611,213, we plan on pursuing topical solutions as potential relief creams and/or ointments for neuropathic pain, anti-inflammation, anti-pruritic and skin ulcers. We are considering commercialization routes that include, but are not limited to, filing and FDA Monograph and/or pursing a path to the marketplace through INCI certification and registration with the PCPC. In preclinical testing, certain molecules under Pat. 9,611,213 were screened for neuroprotection and may have the potential mechanism of action for reducing inflammation and neuropathic pain. These molecules indicate that they are more soluble than CBD, also deemed a neuroprotectant with potential anti-inflammatory properties. A molecule that is potentially more water soluble than CBD in this regard may be good candidate(s) for use in topical applications.

We believe that we will be able to raise sufficient capital to proceed forth with a Phase 1 human safety trial for the treatment of Chemotherapy Induced Peripheral Neuropathy. All preclinical work in this indication, including animal toxicity studies, are expected to be completed before the end of the first quarter 2022. We plan on entering into clinical trials sometime in the second quarter 2022.

Additionally, we believe that we will be able to raise sufficient capital to proceed forth with a Phase 1 human safety trial for the treatment of Overt Hepatic Encephalopathy. All preclinical work in this indication, including animal toxicity studies, are expected to be completed before the end of the third quarter 2022. We plan on entering into clinical trials sometime in the fourth quarter 2022.

We intend to seek additional capital to proceed with our business plan regarding additional drug pipeline opportunities.

We believe that our current relationships with Purisys, LLC (formerly known as Noramco) (“Purisys”), a supplier of bulk active pharmaceutical ingredients (APIs), specifically pharmaceutical grade CBD, and Catalent Pharma Solutions (“Catalent”), a manufacturer of formulated and packaged pharmaceuticals, will enable us to meet our objectives in the production of target drug candidates that can be used in clinical trials and, beyond successful clinical trials, meet patient demand in commercial sales for each of our target disease indications.

We have estimated that the cost of a Phase 1 trial, limited to 80 patients in CINP and 80 patients in the OHE, indication will cost approximately $1,300,000 and $1,600,000, respectively. As part of our plans to initiate Phase 1 clinical trials in the U.S. or Australia. The benefit of commencing Phase 1 clinical trials in Australia is that the Australian government has provided incentives that provide for research and development rebates.

Research & Development tax incentives offered by the government actively encourage overseas sponsors to conduct research in Australia. These incentives have also made it attractive for global companies to access Australian research facilities, as holding the intellectual property within Australia is not mandatory. Sponsors wishing to be eligible for this benefit can either establish an affiliate company in Australia (which may take from 1 week to 1 month) or choose a Contract Research Organization (“CRO”) to act on their behalf.

Controlled Substances Laws and Regulations

Our drug candidates contain controlled substances as defined in the Controlled Substances Act (“CSA”). Controlled substances that are pharmaceutical products are subject to a high degree of regulation under the CSA, which establishes, among other things, certain registration, manufacturing quotas, security, recordkeeping, reporting, import, export and other requirements administered by the DEA.

Despite recent approvals by the FDA and DEA for a newly approved medication that contains CBD, the scheduling of these substances, many of which are beyond our control, could jeopardize our ability to obtain regulatory approval for and successfully market KLS-13019 or KLS-13023. Moreover, because our business is almost entirely dependent upon these two product candidates, any such setback in our pursuit of regulatory approval would have a material adverse effect on our business and prospects. See our full description of the impact-controlled substances laws and regulations have on our business in the “Risk Factors” section of this annual report.

KLS-13019 does not contain CBD and is a new chemical entity that would not fall under the CSA or be deemed a Schedule 1 controlled substance. A new chemical entity (“NCE”) is a molecule developed by the innovator company in the early drug discovery stage, which, after undergoing clinical trials, could translate into a drug that could be a treatment for some disease. Under the Food and Drug Administration Amendments Act of 2007, all NCE’s must first be reviewed by an advisory committee before the FDA can approve these products.

KLS-13023 is a formulation that does contain CBD. At present, CBD is deemed a Schedule 1 controlled substance by the U.S. Drug Enforcement Agency (“DEA”) under the CSA. Like the drug molecule EpidiolexÒ, which was recently approved by the FDA for marketing and sale for use in treating Dravet’s Syndrome and Lennox-Gasteau Syndrome (forms of child epilepsy), KLS-13023 would need to follow the guidance set forth by the CSA, complete a successful human clinical trial, and apply for rescheduling, as was the case with EpidiolexÒ, now a Schedule 5 drug, before it can be sold and marketed to the public.

On January 14, 2019, we received written notice from the DEA and Chemical Evaluation Section, as follows: “Please be advised that your material meets the definition of ‘Hemp’ and is not regulated under the CSA, as long as it consists of high purity Cannabidiol (CBD) that contains approximately 0.1% delta-9- THC. (However, if it contains more than 0.3% delta-9 THC, it is considered ‘Marihuana’ and would be in Schedule 1 of the CSA).” While this notice is an official notice from the DEA regarding the scheduling of high purity CBD, we will continue to abide by the CSA in all respects with regards to its treatment and handling of CBD.

The active pharmaceutical ingredient (“API”) found in KLS-13023 is highly purified synthetic CBD produced by Purisys. Purisys has been manufacturing cannabidiol since 2016 (DMF33223). Today, through our partnership with Purisys, we have the ability to produce on the largest commercial scale. Purisys’ ultra-high purity CBD (“Purisys CBD”) is attractive for drug development projects and falls significantly below the 0.3% THC limits set in the 2018 Farm Bill for use in consumer products. Purisys’ patent-protected manufacturing process produces a consistently odorless, tasteless white powder highest-purity form of CBD that exhibits:

•	No heavy metals (e.g. lead) from soil;
•	No pesticide residues;
•	No environmental influences on quality such as rain, sunlight & soil nutrients;
•	No plant impurities to remove;
•	No microbial or mold proliferation; and
•	No structural (or stereo chemical) differences exist between an active cannabinoid ingredient manufactured by Purisys and those that are chemically extracted and isolated from plants. They are, in effect, nature-identical.

Purisys currently has a drug master file (“DMF”) for its ultra-high purity CBD with the FDA. In November 2019, Purisys received advise notice from the DEA that the Purisys CBD has been removed from Schedule 1 of the CSA.

U.S. Food and Drug Administration (FDA)

The FDA is responsible for advancing the public health by helping to speed innovations that make medicines safer and more effective and by helping the public get the accurate, science-based information it needs to use medicines to maintain and improve public health. In 2004, the FDA provided a guidance document for innovations, challenges, and solutions for new drug products that examine the critical path needed to bring therapeutic products to completion, and how the FDA can collaborate in the process, from laboratory to production to end use, to make medical breakthroughs available to those in need as quickly as possible.

FDA Approval – What It Means

FDA approval of a drug means that data on the drug’s effects have been reviewed by the Center for Drug Evaluation and Research, and the drug is determined to provide benefits that outweigh its known and potential risks for the intended population. The drug approval process takes place within a structured framework that includes:

•	Analysis of the target condition and available treatments—FDA reviewers analyze the condition or illness for which the drug is intended and evaluate the current treatment landscape, which provide the context for weighing the drug’s risks and benefits. For example, a drug intended to treat patients with a life-threatening disease for which no other therapy exists may be considered to have benefits that outweigh the risks even if those risks would be considered unacceptable for a condition that is not life threatening.
•	Assessment of benefits and risks from clinical data—FDA reviewers evaluate clinical benefit and risk information submitted by the drug maker, taking into account any uncertainties that may result from imperfect or incomplete data. Generally, the agency expects that the drug maker will submit results from two well-designed clinical trials, to be sure that the findings from the first trial are not the result of chance or bias. In certain cases, especially if the disease is rare and multiple trials may not be feasible, convincing evidence from one clinical trial may be enough. Evidence that the drug will benefit the target population should outweigh any risks and uncertainties.
•	Strategies for managing risks—All drugs have risks. Risk management strategies include an FDA-approved drug label, which clearly describes the drug’s benefits and risks, and how the risks can be detected and managed. Sometimes, more effort is needed to manage risks. In these cases, a drug maker may need to implement a Risk Management and Mitigation Strategy (“REMS”).

Although many of the FDA’s risk-benefit assessments and decisions are straightforward, sometimes the benefits and risks are uncertain and may be difficult to interpret or predict. The agency and the drug maker may reach different conclusions after analyzing the same data, or there may be differences of opinion among members of the FDA’s review team. As a science-led organization, the FDA uses the best scientific and technological information available to make decisions through a deliberative process.

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

Drug Development Designations

The FDA also employs several approaches to encourage the development of certain drugs, especially drugs that may represent the first available treatment for an illness, or ones that have a significant benefit over existing drugs. These approaches, or designations, are meant to address specific needs, and a new drug application may receive more than one designation, if applicable. Each designation helps ensure that therapies for serious conditions are made available to patients as soon as reviewers can conclude that their benefits justify their risks.

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

Phase II studies test the efficacy of a drug or device. This second phase of testing can last from several months to two years, and involves up to several hundred patients. Most Phase II studies are randomized trials where one group of patients receives the experimental drug, while a second “control” group receives a standard treatment or placebo. Often these studies are “blinded,” which means that neither the patients nor the researchers know who has received the experimental drug. This allows investigators to provide the pharmaceutical company and the FDA with comparative information about the relative safety and effectiveness of the new drug. Approximately one-third of experimental drugs successfully complete both Phase I and Phase II studies.

Phase III studies involve randomized and blind testing in several hundred to several thousand patients. This large-scale testing, which can last several years, provides the pharmaceutical company and the FDA with a more thorough understanding of the effectiveness of the drug or device, the benefits and the range of possible adverse reactions. Approximately 70% to 90% of drugs that enter Phase III studies successfully complete this phase of testing. Once Phase III is complete, a pharmaceutical company can request FDA approval for marketing the drug.

Phase IV studies, often called Post Marketing Surveillance Trials, are conducted after a drug or device has been approved for consumer sale. Pharmaceutical companies have several objectives at this stage: (1) to compare a drug with other drugs already in the market; (2) to monitor a drug’s long-term effectiveness and impact on a patient’s quality of life; and (3) to determine the cost-effectiveness of a drug therapy relative to other traditional and new therapies. Phase IV studies can result in a drug or device being taken off the market or restrictions of use could be placed on the product depending on the findings in the study.

Therapeutic Goods Administration (TGA) – Australia

Clinical trials conducted in Australia are subject to various regulatory controls to ensure the safety of participants. The TGA regulates the use of therapeutic goods supplied in clinical trials in Australia under the therapeutic goods legislation.

Clinical trial sponsors must be aware of the requirements to import, export, manufacture and supply therapeutic goods in Australia. The following avenues provide for the importation into and/or supply in Australia of ‘unapproved’ therapeutic goods for use in a clinical trial:

•	Clinical Trial Notification (CTN) scheme; and
•	Clinical Trial Exemption (CTX) scheme.

The CTN Scheme is a notification process involving the following:

•	The Australian clinical trial sponsor must notify the TGA of the intent to sponsor a clinical trial involving an ‘unapproved’ therapeutic good. This must take place before starting to use the goods. The notification form must be submitted online and accompanied by the relevant fee.
•	The TGA may give the sponsor of the trial written notice to provide specified information relating to goods notified in the CTN form.
•	The TGA does not evaluate any data relating to the clinical trial at the time of submission. The Human Research Ethics Committee (“HREC”) reviews the scientific validity of the trial design, the balance of risk versus harm of the therapeutic good, the ethical acceptability of the trial process, and approves the trial protocol. The HREC is also responsible for monitoring the conduct of the trial.
•	The institution or organization at which the trial will be conducted, referred to as the ‘Approving Authority,’ gives the final approval for the conduct of the trial at the site, having due regard to advice from the HREC.
•	It is the responsibility of the sponsor to ensure that all relevant approvals are in place before supplying the ‘unapproved’ therapeutic goods in the clinical trial.

The CTX Scheme is an approval process involving the following:

•	A sponsor submits an application to the TGA seeking approval to supply ‘unapproved’ therapeutic goods in a clinical trial. The application must be accompanied by the relevant fee.
•	The TGA evaluates summary information about the product including relevant, but limited, scientific data (which may be preclinical and early clinical data) prior to the start of a trial.
•	The HREC is responsible for considering the scientific and ethical issues of the proposed trial protocol.
•	The sponsor must notify us of each trial conducted using the unapproved therapeutic good(s) approved in the CTX application.

Clinical trials that do not involve ‘unapproved’ therapeutic goods are not subject to requirements of the CTN or CTX schemes. It is the responsibility of the Australian clinical trial sponsor to determine whether a product is considered an ‘unapproved’ therapeutic good.

Clinical trials that do not involve ‘unapproved’ therapeutic goods are not subject to requirements of the CTN or CTX schemes. It is the responsibility of the Australian clinical trial sponsor to determine whether a product is considered an ‘unapproved’ therapeutic good.

In Australia, in 2014, the Advisory Council on Medicines Scheduling recommended rescheduling CBD from a prohibited substance to being a prescription medicine because, according to the Advisory Council on Medicines Scheduling, “there is a low risk of misuse or abuse as cannabidiol does not possess psychoactive properties.” The TGA accepted this recommendation, and the decision took effect in July 2015.

CBD is one of the cannabinoids which may be extracted as a therapeutic good from cannabis. From June 1, 2015, CBD has been included under Schedule 4 (S4) Prescription Only Medicine of the Poisons Standard when preparations for therapeutic use contain 2% or less of other cannabinoids found in cannabis.

In February 2016, the Australian Federal Government passed legislation that amended the Narcotic Drugs Act, allowing the supply of suitable medicinal cannabis products for the management of painful and chronic conditions. This legislation does not relate to the decriminalization of cannabis for general cultivation or recreational use and it does not include the provision of medicinal grade herbal cannabis, but rather only covers processed, non-smokable medicinal grade products.

Much of the detail remains unclear. For example, the legislation does not specify which products will be covered under the amendment, and it does not specify which particular conditions or symptoms will be eligible for treatment with cannabis-based products. Before products can be prescribed, they must be registered with the TGA or, in rare circumstances, receive special approval from the TGA. The registration process requires evidence of testing and efficacy and it is therefore unlikely Australia will see a TGA registered medicinal cannabis product that GPs can prescribe any time soon.

Whilst there are currently no cannabis-based products that are lawfully produced in Australia, the medicinal use of pharmaceutical products containing cannabinoids is not prohibited, as long as authorization for prescribing is granted from the Commonwealth Therapeutic Goods Administration and at this point in time, NSW Health.

Neuropathix Intellectual Properties

Neuropathix PCT Patent – PCT/US2015/010827

On January 13, 2014, we filed for a provisional patent with the USPTO for our “Novel Functionalized 1, 3-Benzene-diols and Their Treatment of Hepatic Encephalopathy”, under application number 61/926,869.

On January 9, 2015, we filed a non-provisional patent application Patent Cooperation Treaty (“PCT”) Application under application number PCT/US2015/010827 titled, “Novel Functionalized 1,3-Benzene Diols and Their Method of Use for the Treatment of Hepatic Encephalopathy” (the “PCT Patent”). Under the PCT Patent, the present invention describes novel functionalized 1,3-benzenediols (“Cannabidiol Derived Molecules”) and methods that may be useful and have potential for the treatment of HE and related conditions. The present invention further describes a novel chemotype that may be useful and have potential for the treatment of diseases associated with HE. The present invention further describes a novel chemotype that may be useful and have potential as neuroprotective agents.

We believe that the Cannabidiol Derived Molecules under the present invention have potential for treating and preventing diseases associated with free radical mediated stress and oxidative stress including, for example, HE, Parkinson’s disease, Alzheimer’s, Huntington’s disease, traumatic head injury, stroke, epilepsy, neuropathic pain, traumatic head injury, stroke, CTE, Post Cardiac Arrest Hypoxic Ischemic Encephalopathy, and Epileptic Encephalopathy.

The present invention addresses the need to prevent free radical mediated stress and oxidative stress, as well as to prevent the neural damage associated with HE. The present invention further addresses the need to prevent cognitive impairment, learning deficits, memory impairment, as well as damage and death of neuronal tissue associated with HE.

On November 29, 2016, as part of our patent cooperation treaty global patent application, the USPTO granted allowance on the composition of matter portion, covering claims 1 through 14 of the Company’s PCT Patent covering claims of our novel cannabidiol derived molecule.

In January 2017, we filed a divisional application with the USPTO to cover the method claims, which were originally covered in claims 15 through 22 of the original PCT Patent. We currently hold a valid allowance in the United States on the composition of matter for a new cannabidiol derived molecules.

On April 4, 2017, we were awarded U.S. Patent 9,611,213 titled “Functionalized 1,3 Benzene-diols and their Method of Use for the Treatment of Hepatic Encephalopathy”. This patent is part of a divisional patent application by the Company to the USPTO whereby we sought separate claims for composition of matter, covered in Pat. 9,611,213, and separate claims for method for treatment.

On June 26, 2018, we were awarded U.S. Patent 10,004,722 titled “Method for Treating Hepatic Encephalopathy or a Disease Associated with Free Radical Mediate Stress and Oxidative Stress with Novel Functionalized 1,3 Benzene-diols.”

We have patent pending status of the same PCT Patent in Canada, the European Union, Brazil, Russia, India, China, Japan and Australia.

National Institutes of Health – Office of Technology Transfer (NIH-OTT) – Patent 6,630,507

On June 12, 2010, we filed an application for an exclusive license with the NIH-OTT for the development and commercialization of a target drug candidate to be used in the treatment of patients suffering with HE. The application for exclusive license was made for the license and use of U.S. patent 6,630,507 “Cannabinoids as Antioxidants and Neuroprotectants, ‘507 Patent.

On November 17, 2011, we received notice of publication in the Federal Register of NIH-OTT’s Prospective Grant of Exclusive License – Development of Cannabinoid(s) and Cannabidiol(s) Based Therapeutics to treat hepatic encephalopathy in humans.

On June 12, 2012, we entered into an exclusive license with NIH-OTT for the use of the ‘507 Patent in the commercialization of one or more cannabinoid therapeutics to treat HE.

In addition to the exclusive use of the ‘507 Patent for the treatment of hepatic encephalopathy, on July 16, 2014, we formally entered into a second license agreement with NIH-OTT for the non-exclusive license of the ‘507 Patent for the treatment of CTE.

Prior to the expiration of the ‘507 Patent, we were the only company that had use of the ‘507 Patent and corresponding licenses from NIH-OTT. The jurisdictions in which the ‘507 Patent is valid are: the U.S., the U.K., Ireland, the E.U., and Australia. The patent life in these jurisdictions expired on April 21, 2019.

Although we properly maintained and paid all of the minimum annual royalties and past prosecution fees underlying our two licenses of the ‘507 Patent during its lifetime and met the additional financial benchmarks set forth in the NIH licenses L-113-2012/0 and L-302-2014/0, we were not able to secure the necessary funds to advance our drug discovery efforts into human clinical trials. Our financial obligations to NIH-OTT terminated in 2019, effective upon expiration of the ‘507 Patent.

A summary of the Company’s patents and status to each such patent is as set forth below:

TITLE	APPLICATION NUMBER	DATE FILED	COUNTRY	STATUS
NOVEL FUNCTIONALIZED 1,3-BENZENE DIOLS AND THEIR METHOD OF USE FOR THE TREATMENT OF HEPATIC ENCEPHALOPATHY	2015204609	Jan 9, 2015	AU	Issued
NOVEL FUNCTIONALIZED 1,3-BENZENE DIOLS AND THEIR METHOD OF USE FOR THE TREATMENT OF HEPATIC ENCEPHALOPATHY	BR1120160161386	Jan 9, 2015	BR	Pending
NOVEL FUNCTIONALIZED 1,3-BENZENE DIOLS AND THEIR METHOD OF USE FOR THE TREATMENT OF HEPATIC ENCEPHALOPATHY	2936506	Jan 9, 2015	CA	Allowed
FUNCTIONALIZED 1, 3-BENZENE DIOLS AND THEIR METHOD OF USE FOR THE TREATMENT OF HEPATIC ENCEPHALOPATHY	2015800136466	Jan 9, 2015	CN	Issued
NOVEL FUNCTIONALIZED 1,3-BENZENE DIOLS AND THEIR METHOD OF USE FOR THE TREATMENT OF HEPATIC ENCEPHALOPATHY	157348707	Jan 9, 2015	Europe	Issued
NOVEL FUNCTIONALIZED 1,3-BENZENE DIOLS AND THEIR METHOD OF USE FOR THE TREATMENT OF HEPATIC ENCEPHALOPATHY	2016133213	Jan 9, 2015	RU	Issued
FUNCTIONALIZED 1,3-BENZENE DIOLS AND THEIR METHOD OF USE FOR THE TREATMENT OF HEPATIC ENCEPHALOPATHY	J4044	Jan 9, 2015	MO	Pending
NOVEL FUNCTIONALIZED 1,3-BENZENE DIOLS AND THEIR METHOD OF USE FOR THE TREATMENT OF HEPATIC ENCEPHALOPATHY	2936506	Jan 9, 2015	CA	Allowed
PROCESS FOR SYNTHESIZING CANNABINOIDS AND DERIVATIVES THEREOF			US	Unfiled
USE OF CERTAIN PHOSPHATIDYLCHOLINES CONTAINING LONG CHAIN POLYUNSATURATED FATTY ACIDS AS NEUROPROTECTIVE AGENTS	PCTUS2020039860	Jun 26, 2020	WO	Pending
METHOD FOR TREATING PERIPHERAL NEUROPATHIC PAIN			US	Unfiled
GPR55 ANTAGONISTS AND ANTI-INFLAMMATORY THERAPY USING SAME			US	Unfiled

PRE-CLINICAL DRUG DISCOVERY

Since inception in 2010, our primary drug discovery plans have revolved around neuroprotection and the use of CBD as well as the development of proprietary CBD-derived molecules as target drug candidates to treat neurodegenerative and oxidative stress related diseases.

Conceptual Drug Discovery of Cannabidiol Derived Molecules

An emerging concept is that blockade of free radical mediated stress and oxidative stress will prevent the neural damage associated with HE and prevent cognitive impairment, learning deficits, memory impairment, as well as damage and death of neuronal tissue associated with HE. Cannabidiol Derived Molecules may have the potential of acting as neuroprotective agents by blocking the damage caused by free radicals and oxidative stress, may prevent the neural damage associated with HE, and may also prevent cognitive impairment, learning deficits, memory impairment, as well as damage and death of neuronal tissue associated with HE.

Around 1900, Moses Gomberg, a chemistry professor, discovered that prevention of free radical mediated stress and oxidative stress can prevent damage and death of neuronal tissue, as well as prevent cognitive impairment, learning deficits, and memory impairment associated with damage and death of neuronal tissue. Without wishing to be limited by theory, it is believed that the neuroprotective agents of the disclosure can ameliorate, abate, and otherwise cause to be controlled, diseases associated free radical mediated stress and oxidative stress.

Free radical mediated stress and oxidative stress is also known to contribute to additional pathological conditions including, but not limited to, epilepsy, neuropathic pain, traumatic head injury, stroke, CTE, Post Cardiac Arrest Hypoxic Ischemic Encephalopathy, Epileptic Encephalopathy, and neurodegenerative diseases such as Parkinson’s disease, Alzheimer’s, Huntington’s disease, and amyotrophic lateral sclerosis (“ALS”). Under the present invention, these Cannabidiol Derived Molecules may be capable of acting as neuroprotective agents, and may be useful for the treatment of epilepsy, neuropathic pain, traumatic head injury, stroke, CTE, Post Cardiac Arrest Hypoxic Ischemic Encephalopathy, Epileptic Encephalopathy, and neurodegenerative diseases such as Parkinson’s disease, Alzheimer’s, Huntington’s disease, and ALS.

Current Pre-clinical Discovery Efforts

Our research and development efforts at the Pennsylvania Biotechnology Center are centered on the creation of novel synthetic cannabinoid and cannabinoid-like molecules, the pre-clinical and in vitro efficacy of CBD, a non-psychotropic molecule, and the testing and control of our lead target drug candidates alongside CBD for the treatment of OHE and CTE. As part of our research and development efforts, we have sought to establish the pre-clinical efficacy of CBD, which, along with our novel and proprietary lead target molecules, have shown to have neuroprotective properties. We are currently conducting preclinical evaluation and formulation of our CBD based target drug candidate, KLS-13023, and the subject of our ongoing feasibility study with Catalent Pharma Solutions (“Catalent”). While we have evaluated CBD on its own, in a highly purified form, we plan on bringing a CBD based target drug therapeutic revolve around a formulated product in oral dose administration capsule (KLS-13023), which is currently the subject of our ongoing feasibility study with Catalent Pharma Solutions (“Catalent”).

As of October 2013, we had performed six distinct pre-clinical studies on murine specimens, including functional assay screens on twenty-four viable analogues and pre-clinical studies against CBD as a therapeutic control. Analogues are compounds or molecules having a structure similar to that of another compound or molecule, but differing from it in respect to a certain component.

As a result of the screening process, we found that there were four target candidates along with CBD that were screened for final pre-clinical in vitro testing for pharmacokinetics (“PK”), CACO permeability, lethal dose (“LD”), EC50 and IC90 testing. PK relate to the branch of pharmacology concerned with the movement of drugs within the body. Factors in PK studies include CACO permeability, which relates to assays that measure the ability of a drug to be absorbed from the gastrointestinal tract and thereby to evaluate whether the drug can be suitably dosed via an oral route. EC50 and IC90 relate to the concentration of a drug, antibody or toxicant which induces a response halfway between the baseline and maximum after a specified exposure time. It is commonly used as a measure of a drug’s potency (EC50), and the concentration of a medication in the blood that will inhibit the replication of a specified percentage of microorganisms (IC90).

Our lead target drug candidate was then analyzed using a mouse model to determine, among other things, blood brain barrier concentrations, tissue and organ distribution, bioavailability, administration (IV vs. Oral), spinal fluid concentration, and blood plasma concentration. A route of “administration” in pharmacology and toxicology is the path by which a drug, fluid, poison, or other substance is taken into the body. “Bioavailability” is a subcategory of absorption and relates to a fraction of an administered dose of a drug that reaches systemic circulation in the body. “Blood plasma concentration,” otherwise known as volume of distribution, is a theoretic concept that relates the amount of drug in the body (dose) to the concentration (C) of drug that is measured (in blood, plasma, and unbound in tissue water).

In May 2014, we commissioned the first of two animal behavioral studies via research pact with Temple University. The aim of the study was to test the effects of CBD and KLS-13019 on cognitive function in a mouse model of OHE in support of the identification of molecules with in vivo efficacy. An established model of OHE, the thioacetamide model (TAA, 200 mg/kg i.p.), was used to assess the effect of CBD (5.0 mg/kg i.p.) and KLS-13019 (0.5 – 5.0 mg/kg i.p.) on learning and memory in male C57Bl6 mice. The autoshaping procedure, an operant learning and memory assay that rapidly assesses acquisition and retention of a simple task, was the primary cognitive assay used. The task is an operant conditioning task wherein food restricted mice are placed in experimental chambers and must learn how to make a behavioral response to gain access to food rewards.

In summary, thioacetamide induced a robust, but variable, toxicity associated with cognitive impairment, morbidity, and mortality. KLS13019, administered in the absence of thioacetamide, produced no negative behavioral or general health effects, and actually appeared to improve cognitive functioning in the behavioral task. The 5.0 mg/kg dose of KLS 13019 also significantly prevented thioacetamide-induced cognitive performance deficit, and the lower dose of 1.0 mg/kg showed a trend in this direction.

Pharmacokinetic and Pharmacodynamic Comparison Between KLS-13019 and CBD

Results from PK and PD studies performed in evaluating CBD versus KLS-13019 (molecule name 16), has shown KLS-13019 to be superior in aqueous solubility (potential for drug absorption after oral administration); Log P (ratio which measures difference in solubility in two phases); bioavailability (proportion of the drug that enters the circulation); and C max at 10 mg/kg, p.o. (peak serum concentration).

Results from our pre-clinical efforts in the potential treatment of OHE and the potential treatment of CIPN have shown a marked improvement over 99.7% pure pharmaceutical grade synthetic CBD in side by side pre-clinical comparison. In a pre-clinical comparison for neuroprotection between CBD and KLS-13019, results indicated increased potency for the new molecule (KLS-13019) as determined by six assays, while both molecules exhibited efficacy in preventing oxidative stress-related toxicities back to control values. Treatment with KLS-13019 alone, however, was 5-fold less toxic than CBD. Previous studies suggested that CBD targeted the Na+ Ca2+ (sodium-calcium) exchanger in mitochondria to regulate intracellular calcium levels, an important determinant of neuronal survival. After treatment with an inhibitor, the mNCX inhibitor (“CGP-37157”), no detectable neuroprotection from ethanol toxicity was observed for either CBD or KLS-13019. Furthermore, AM630 (a CB2 antagonist) significantly attenuated CBD-mediated neuroprotection, while having no detectable effect on KLS-13019 neuroprotection. Our studies indicated KLS-13019 was more potent and less toxic than CBD. Both molecules can act through mNCX. Based on these results, amongst other things, we believe that KLS-13019 may provide an alternative to CBD as a therapeutic candidate to treat disease associated with oxidative stress.

As previously noted, comparisons between CBD and KLS-13019 have been published in peer reviewed articles in ACS Medicinal Chemistry Letters (2016, 7, 424-428) and Journal of Molecular Neuroscience (14 August 2018).

Additional follow on studies recently published on May 10, 2019 in the Journal of Molecular Neuroscience have further advanced our studies on the mechanism of action for CBD and KLS-13019 in pre-clinical testing for the treatment of CIPN. The mechanism of action for CBD-and KLS-13019-mediated protection now has been explored with dissociated dorsal root ganglion (“DRG”) cultures using small interfering RNA (siRNA) to the mitochondrial Na+ Ca2+ exchanger-1 (“mNCX-1”). Treatment with this siRNA produced a 50–55% decrease in the immunoreactive (“IR”) area for mNCX-1 in neuronal cell bodies and a 72–80% decrease in neuritic IR area as determined with high-content image analysis. After treatment with 100 nM KLS-13019 and siRNA, DRG cultures exhibited a 75 ±5% decrease in protection from paclitaxel-induced toxicity, whereas siRNA studies with 10 μM CBD produced a 74± 3% decrease in protection. Treatment with mNCX-1 siRNA alone did not produce toxicity. The protective action of cannabidiol and KLS-13019 against paclitaxel-induced toxicity during a 5-h test period was significantly attenuated after a 4-day knockdown of mNCX-1 that was not attributable to toxicity. This data indicates that decreases in neuritic mNCX-1 corresponded closely with decreased protection after siRNA treatment. Pharmacological blockade of mNCX-1 with CGP-37157 produced complete inhibition of cannabinoid-mediated protection from paclitaxel in DRG cultures, supporting the observed siRNA effects on mechanism.

Sodium-Calcium Exchanger (“NCX”) (often denoted Na+/Ca2+ exchanger, NCX, or exchange protein) is an antiporter membrane protein that removes calcium from cells. The exchanger exists in many different cell types and animal species. The NCX is considered to be one of the most important cellular mechanisms for removing Ca2+ (calcium ions) from cells. The exchanger is usually found in the plasma membranes and the mitochondria and endoplasmic reticulum of excitable cells.

Mitochondria is a double-membrane-bound organelle found in most eukaryotic organisms. Mitochondria generate most of the cell’s supply of adenosine triphosphate (“ATP”), used as a source of chemical energy. ATP is a complex organic chemical that provides energy to drive many processes in living cells, including muscle contractions, nerve impulse propagation and chemical synthesis.

According to Fallon, et al. in the March/April 2006 edition of Clinical Medicine, pain is uncontrolled with opioid treatments in approximately 20% of patients with advanced cancer, or 420,000 people in the United States. There are currently no FDA approved non-opioid treatments for patients who do not respond to, or experience negative side effects with, opioid medications. We believe that KLS-13019 has the potential to address a significant unmet need in this large market by treating patients with a product that employs a differentiated non-opioid mechanism of action, and offers the prospect of pain relief without increasing opioid-related adverse side effects.

Neuropathix Studies on CBD

In March 2013, we began our pre-clinical research and discovery efforts at the Pennsylvania Biotechnology Center/Baruch Blumberg Institute in Doylestown, PA. We began the research and development, and pre-clinical work focused on the identification, synthesis and/or extraction of novel Cannabis-derived molecules for the treatment of impairments associated with oxidative stress in OHE. Prior research (published on April 16, 2011, in the British Journal of Pharmacology under the title “Cannabidiol Improves Brain and Liver Function in a Fulminant Hepatic Failure Induced Model of Hepatic Encephalopathy in Mice”) produced substantial behavioral and histochemical evidence demonstrating the effectiveness of certain Cannabis-derived molecules, such as CBD, in the improvement of brain and liver function in fulminant hepatic failure. Findings from the above referenced study include reversal of locomotors and cognitive pathologies, reversal of structural changes, such as Alzheimer’s Type II astrogliosis, and reversal of increases in ammonia levels.

In 2014, we published an abstract on our completed studies regarding CBD at the 24th Annual International Cannabinoid Research Society symposium, titled “Cannabidiol Provides Protection from Ethanol and Ammonium Toxicity in a Hippocampal Model of Hepatic Encephalopathy.” In the present study, an in vitro model of HE has been utilized to evaluate the protective properties of CBD, a substance with demonstrated protective properties against oxidative stress in pre-clinical studies targeting the OHE range of neuronal toxicity.

HE is a known oxidative stress related disorder. Although ammonia is considered the main factor involved in the pathogenesis of HE, it correlates well with the severity of HE in acute liver failure, but not in chronic liver disease. Oxidative stress is another factor believed to play a role in the pathogenesis of this syndrome; it represents an imbalance between the production and neutralization of reactive oxygen species, which leads to cellular dysfunction (“Oxidative Stress: A Systemic Factor Implicated in the Pathogenisis of Hepatic Encephalopathy”, Metabolic Brain Disease, 28 June 2013, 175-178).

On January 22, 2015, we signed an agreement with Catalent Pharma Solutions LLC (“Catalent”), a $3.9 billion pharmaceutical manufacturer, for the performance of a feasibility study named “Solution for Cannabidiol Softgel Feasibility” (the “CBD OTC Feasibility Study”). Catalent has over eight years of experience in capsule and softgel manufacturing capabilities and experience.

The purpose of the CBD OTC Feasibility Study with Catalent is to advance our plans to submit one or more products for FDA clinical trials to treat certain oxidative stress related and neurodegenerative related diseases such as Traumatic Brain Injury (“TBI”).

TBI, also known as intracranial injury, occurs when an external force injures the brain. TBI can be classified based on severity, mechanism (closed or penetrating head injury), or other features (e.g., occurring in a specific location or over a widespread area). Head injury is a broader category that may involve damage to other structures, such as the scalp and skull. TBI can result in physical, cognitive, social, emotional, and behavioral symptoms, and outcomes can range from complete recovery to permanent disability or death.

The Centers for Disease Control and Prevention (the “CDC”) has compiled statistics on TBI, which occurs more with children and older adults. According to the CDC, total combined rates for TBI-related emergency department (“ED”) visits, hospitalizations and deaths have increased over the past decade. In 2014, there were approximately 2.5 million TBI-related ED visits in the U.S., including over 812,000 among children. Unintentional falls, being unintentionally struck by or against an object, and motor vehicle crashes were the most common mechanisms of injury contributing to a TBI diagnosis in the ED. These three principal mechanisms of injury accounted for 47.9%, 17.1%, and 13.2%, respectively, of all TBI-related ED visits. Rates of TBI-related ED visits per 100,000 population were highest among older adults aged ≥ 75 years (1,682.0), young children aged 0-4 years (1,618.6), and individuals 15-24 years (1,010.1).

On March 4, 2015, the Company and Catalent commenced the feasibility study named “Solution for Cannabidiol Softgel Feasibility.”

On March 16, 2015, we received notice from Catalent that the DEA advised them that the CBD drug code 7360 had been added to Catalent’s Schedule 1 registration and that a quota for a certain quantum of CBD was successfully submitted for the importation of 150 grams of 99.7% pure synthetic cannabidiol from Purisys.

Additionally, on July 13, 2018, we received notice from the DEA that were approved for our own Schedule 1 Controlled Substance license for the purpose of research activity. The addition of this license will further assist the Company in the bailment and delivery of CBD to and from research collaborators like Catalent and Temple University, as well as others.

Our relationship with Catalent was founded on our efforts to produce a formulated version of a CBD based gel capsule, herein referred to as KLS-13023, for further advancements in the treatment of oxidative stress related disorders, such as OHE. Catalent does not share in any royalties or ownership of intellectual property that we provide to Catalent or that is developed under the feasibility study with Catalent described herein. The current feasibility study being performed is for our efforts to create a high quality controlled and assured pharmaceutical grade product for use in an FDA clinical trial to treat patients suffering with OHE. Catalent’s efforts in this instance is as a contract manufacturer involved in the advancement of our intellectual property and for Catalent to be a third party contract manufacturer for the commercial production of KLS-13023.

A satisfactory and successful completion of the feasibility study with Catalent, followed by the completion of our pre-clinical evaluation of KLS-13023 in an animal toxicity model, and thereafter the application of KLS-13023 under an NDA with the FDA, would likely lead to a bulk commercial drug manufacturing agreement between the Company and Catalent. We have only committed to completing the feasibility study with Catalent, and are under no obligation to enter into a commercial drug manufacturing agreement with Catalent. After the completion of our feasibility study with Catalent, we currently believe that the logical next step in our commercial development plans for KLS-13023 is to engage with Catalent as our contract drug manufacturer for KLS-13023.

CBD Reclassified by DEA for Epidiolex

On September 27, 2018, in a significant decision relating to the classification of CBD, currently classified as a Schedule I narcotic by the DEA under the Controlled Substances Act, the Department of Justice and the DEA announced that Epidiolex, the recently approved medication by the FDA, was being placed in Schedule V of the Controlled Substances Act, the least restrictive schedule of the CSA. On June 26, 2018, the FDA announced it approved Epidiolex for the treatment of seizures associated with two rare and severe forms of epilepsy, Lennox-Gastaut syndrome and Dravet syndrome, in patients two years of age and older. Epidiolex contains CBD. The CBD in Epidiolex is extracted from the cannabis plant and is the first FDA-approved drug to contain a purified extract from the plant. Schedule V drugs represent the least potential for abuse. Schedule V drugs, substances, or chemicals are defined as drugs with lower potential for abuse than Schedule IV and consist of preparations containing limited quantities of certain narcotics.

We believe this was a significant reclassification that validates our efforts in the research and development of ethical pharmaceuticals containing CBD as an active pharmaceutical ingredient and reduces the regulatory and market risks associated with the use of CBD, still a Schedule I narcotic.

We have maintained since inception that the only clear path to reclassification is to follow the regulatory path of proving medical purpose through traditional Phase 1 through Phase 3 clinical trials. We believe that the approval of Epidiolex by the FDA on June 26, 2018 and reclassification of CBD as it relates to Epidiolex by the DEA on September 27, 2018, is clear evidence of the need to follow the regulatory path in order to meet the requirements of reclassification of a Schedule I controlled substance.

Neuropathix Strategic Third Party Business Relationships, Licenses and Joint Ventures

Natural Products Discovery Institute – Pennsylvania Biotechnology Center

In December 2013, we entered into a Materials Transfer and Testing Agreement (“MTTA”) with the Institute for Hepatitis and Virus Research and their division, the Natural Products Discovery Institute (“NPDI”), located at Pennsylvania Biotechnology Center in Doylestown, PA. The purpose of the MTTA, is, among other things, the research of original material made up of plants, plant matter, and plant extracts (the “Plant Materials”) to identify bioactive molecules contained in these Plant Materials which may lead to the commercial production of bioactive molecules. To date, we have screened one plant source and have fractionated extracts to determine its neuroprotective activity. This plant source and extracted material has shown a high degree of neuroprotectant factor in the face of ethanol and ammonium toxicity in neuronal cell cultures. We plan on furthering the commercial development of this material and also filing for patent protection on the process, method and use of this material in the treatment of neurodegenerative diseases.

On April 2, 2020, we entered into an Intellectual Property Rights Purchase and Transfer Agreement with the BSBI to purchase all of the rights, titles, and interests that would otherwise belong to the BASBI solely under the MTTA Agreement. The purchase price for the acquisition of these rights was twenty five thousand shares of the Company’s restricted common stock.

Subsequent to this transaction with the BSBI, we filed for patent protection on this discovery, which patent describes claims on the process, method and use of this material in the treatment of neurodegenerative diseases. (see: Neuropathix Intellectual Properties)

Temple University – Animal Behavioral/Pre-Clinical Model

On May 1, 2014, we signed a Research Services Agreement with Temple University to test the effects of CBD and CBD-like molecules in an HE model of cognitive impairment in support of the identification of molecules with in vivo efficacy. The tests were performed by Temple University in the pre-clinical model for HE, and involved a mouse model of OHE and administration of CBD and KLS-13019 conducted by Dr. Sara Jane Ward and Dr. Ronald Tuma, with the study titled – “Cognitive, neurological, and motor function in a mouse model of hepatic encephalopathy: effects of CBD and CBD analogues (KLS-13019).” The results of this study showed that KLS-13019 is superior to CBD in the intervention of cognitive impairment from associated neurotoxicity in the OHE model.

On January 4, 2017, we applied for a Phase 1 Small Business Technology Transfer (“STTR”) grant from the National Institutes of Health – National Institute on Drug Abuse (“NIH-NIDA”). This grant application was made in collaboration with Temple University and titled “Development of KLS-13019 for Chemotherapy Induced Peripheral Neuropathy and Drug Dependence”. In December 2017, we were informed that the Phase 1 grant was awarded.

The following is a summary outline of the aims proposed in the aforementioned grant.

Chemotherapy-induced peripheral neuropathy (CIPN) can be a chronic, severely debilitating consequence of cancer therapy for which there are no effective management strategies. Moreover, upwards of 80% of CIPN patients reported using prescription opioids for pain management, despite the fact that there is only weak evidence that the long-term continuation of opioids provides clinically significant pain relief in these patients.

Mitochondrial dysfunction, oxidative stress, and inflammation have all been implicated in its etiology. We have shown that the non-psychoactive cannabinoid CBD prevents the development of CIPN in a mouse model of paclitaxel-induced cold and mechanical allodynia. This target, allodynia, refers to central pain sensitization (increased response of neurons) following normally non-painful, often repetitive stimulation. It can lead to the triggering of pain response from stimuli that normally do not provoke pain.

In vitro, we observe that paclitaxel increases microglial expression of several putative mediators of neuropathic pain, and that this effect can be blocked by CBD in a mitochondrial Na+/Ca2+ exchanger (mNCX)- dependent manner. We have also shown that a more potent, hydrophilic analogue of CBD, KLS-13019, protects against paclitaxel-induced oxidative stress in cultured dorsal root ganglia neurons, and that the mechanism underlying this neuroprotection is also regulation of intracellular calcium via the mNCX. Preliminary results demonstrate that KLS-13019 can attenuate mechanical sensitivity associated with CIPN while also reducing microglial activation and T cell infiltration into the spinal cord.

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

Our central hypothesis is that administration of CBD or KLS-13019 helps preserve Ca2+ homeostasis by promoting activity of the mNCX, which in turn protects from both mitochondrial dysfunction and microglial activation to prevent the neuronal and glial changes associated with the development and maintenance of paclitaxel-induced neuropathic pain. We believe that results from experiments in AIM 1 will demonstrate that the neuroprotective properties of CBD and KLS-13019 can be reduced by pharmacological or gene knockdown of the mNCX in a statistically significant manner. We believe that results from experiments in AIM 2 will further confirm the i.p. and p.o. efficacy of KLS-13019 vs CBD to prevent or reverse mechanical sensitivity and neuroinflammation in a mouse model of paclitaxel-induced neuropathic pain and that repeated administration of these molecules does not lead to analgesic tolerance. Remarkably, the non-psychoactive CBD has also been shown to inhibit cue-induced heroin-seeking and neurochemical correlates thereof in a rat model of relapse and decrease heroin craving in a small human study. Experiments in AIM 3 are designed to test the hypothesis that KLS-13019 and CBD will attenuate reinstatement of morphine seeking behavior in a rat model of opioid relapse. The overall impact of the results from the proposed research will be significant advancements into (i) identification of specific mechanisms that induce CIPN, (ii) application of this knowledge to facilitate design of novel treatment strategies for neuropathic pain, and (iii) novel treatment strategies to reduce or replace prescription opioid use and decrease prescription opioid abuse.

Chemotherapy-induced peripheral neuropathy (CIPN) can be a chronic, severely debilitating consequence of cancer therapy for which there are no effective management strategies. Moreover, upwards of 80% of CIPN patients reported using prescription opioids for pain management, despite the weak evidence of their efficacy and the risks of long term dependence (Hirayama, ESMO Open 2016). Mitochondrial dysfunction, calcium dysregulation, oxidative stress, and inflammation have all been implicated in its etiology. In pre-clinical studies, CBD, a non-psychoactive component of cannabis sativa, has shown evidence in a murine model to be a potentially effective treatment for CIPN and relieving opiate dependence currently experienced by certain patients undergoing current therapeutic chemotherapy and pain management regimens in cancer treatment. However, CBD has severe limitations in terms of potency, safety, oral bioavailability, and regulatory restrictions. KLS-13019 is a novel new chemical entity that, as per pre-clinical testing, may be able to target these problems. In the NIH-NIDA Phase 1 STTR Study Grant completed in December 2019, our research efforts with Temple University demonstrated the efficacy of KLS- 13019 in models of CIPN and opiate dependence, and also further elucidated its mechanism of action in regulation of calcium levels and inflammatory sequelae.

We have completed all of our work related to the aforementioned grant and are currently in a peer review submission of our research results to the Journal of Molecular Neuroscience. Temple University has completed two of the three aims outlined in the grant proposal, and is currently in the process of completing the third and final aim, morphine reinstatement. We believe that the grant study will be completed on or about June 2019 and the results will be published by Temple University.

On December 31, 2019, we, together with Temple University, filed a completion report with NIH-NIDA regarding the Phase 1 STTR grant. The results of this study were promising and have set forth our plans to file for a Phase 2 grant due for filing on or before April 7, 2020.

In April 2020, the Company and Temple University filed for a Phase 2 SBIR Grant with National Institutes of Health – National Institute of Neurological Disorders and Stroke (“NIH-NINDS”). Our application provided strong support to further the research and development of our treatment for CIPN.  Phase 2 is focused on the development, demonstration and delivery of the innovation.

In June 2020, the Company was informed that its Phase 2 SBIR grant application received an impact/priority score of 47. Generally speaking, impact/priority scores of 10 to 30 are most likely to be funded. Scores between 31 and 45 might be funded; scores greater than 46 are rarely funded. The Company believed that there were elements of its initial Phase 2 SBIR grant application that were misunderstood and believed it still had a very strong application. After making several critical changes to the original application, in January 2021, the Company resubmitted its Phase 2 SBIR grant application with NIH-NINDS and currently awaits response from NIH-NINDS.

Proposed Study for Traumatic Brain Injury

To investigate the mechanisms of action through which CBD and a cannabinoid analogue (KLS-13019) provide neuroprotection form neurotoxicity factors (glutamate and CCL11) relevant to TBI. Neural damage associated with TBI has been associated with multiple processes including excitotoxicity, oxidative stress and neuroinflammation. Because of the recognized protective effects of cannabinoids on all of these toxic processes, we have chosen to explore the effects and mechanism of action of two molecules: (i) CBD, a substance found in cannabis; and (ii) KLS-13019, a novel CBD-like analogue that has been shown to protect against various toxicity associated with oxidative stress (Kinney et al., 2016). In this proposal, we intend to investigate the protective mechanisms related to the attenuation of CCL11 for both molecules in disease-relevant in vitro test systems that utilized glutatmate as a relevant toxin and then explore their effectiveness in animal models of TBI.

Catalent Pharma Solutions

In December 2014, we signed a feasibility study contract with Catalent Pharma Solutions (“Catalent”), to, among other things, commence a feasibility study on a dose controlled soft-gel containing CBD as the main active pharmaceutical ingredient (the “CBD Feasibility Study”). The purpose of the CBD Feasibility Study with Catalent is to enable us to develop a proprietary drug product formulation using CBD that has suitable solubility and stability characteristics for IND, enabling pre-clinical studies in animals and clinical studies in humans, as part of our ongoing research and development of a cannabinoid therapeutic for the treatment of neurodegenerative diseases, including CTE and OHE. Catalent is the leading global provider of advanced delivery technologies and development solutions for drugs, biologics, consumer health and animal health products. With over 80 years serving the industry, Catalent has proven expertise in bringing more customer products to market faster, enhancing product performance and ensuring reliable clinical and commercial product supply. Catalent employs approximately 13,900 people, including over 1,000 scientists, at 53 facilities across 4 continents, and in fiscal 2020 generated approximately $3.09 billion in annual revenue. Catalent is headquartered in Somerset, N.J.

Purisys, LLC (formerly Noramco, Inc.)

Noramco, Inc. (“Noramco”) was formed in 1979 to provide a secure source of Codeine Phosphate. On October 1, 2019, Noramco spun off its cannabinoid related business into a separate affiliated company, Purisys, LLC (“Purisys”). With Noramco’s acquisition of Tasmanian Alkaloids and addition of their Athens, Georgia site in 1982, and continuous expansions over the past three decades at both of its U.S. facilities, Noramco and Purisys, together, now contribute to billion dollar affiliate franchises, as well as to significant third-party generic and branded pharmaceutical products worldwide.

Noramco is a world leader in specialty active pharmaceutical ingredients, with a particular focus in controlled substances. Purisys is the leader in manufacturing ultra-high purity cannabinoid ingredients. Purisys’ headquarters and primary production facility is located in Athens, GA, with additional sites in Wilmington, DE and Schaffhausen Switzerland.

In April 2015, we entered into discussions with Purisys (then, Noramco), for, among other things, the long term supply of high purity, pharmaceutical grade, synthetic cannabidiol for the purpose of delivering CBD as an active pharmaceutical ingredient to Catalent in connection with our CBD Feasibility Study.

In addition to the procurement of CBD through Purisys, the Company and Purisys have discussed an additional feasibility study for the scale-up and commercial production of KLS-13019.

SK Capital Partners (“SK Capital”) acquired Noramco from Johnson & Johnson in July 2016. SK Capital is a private investment firm with a disciplined focus on the specialty materials, chemicals and healthcare sectors.

PRIMARY TARGETS FOR DRUG DISCOVER AND MARKET SIZE

Target 1:Hepatic Encephalopathy – $2+ Billion Market in the U.S.

HE is one of the most important clinical manifestations in decompensated liver cirrhosis. Accepted concepts regarding the pathophysiology of HE are that the endogenous neurotoxic substances, including ammonia: (i) escape from catabolism by the liver due both to the impaired function of the cirrhotic liver and also to the presence of portal systemic shunting; (ii) circulate at elevated concentrations in the systemic blood flow; (iii) reach the brain through the blood-brain barrier; and (iv) impair cerebral function leading to disturbances of consciousness. See Discovery of KLS-13019, a Cannabidiol-Derived Neuroprotective Agent, with Improved Potency, Safety, and Permeability. William A. Kinney, Mark E. McDonnell, Hua Marlon Zhong, Chaomin Liu, Lanyi Yang, Wei Ling, Tao Qian, Yu Chen, Zhijie Cai, Dean Petkanas, and Douglas E. Brenneman – ACS Med. Chem. Lett., 2016, 7 (4), pp 424–428.

The majority of these toxins are produced in the intestine by the bacterial flora, and are absorbed into the portal venous flow. In spite of improved therapeutic options for encephalopathy, the long-term survival is still low. Thus, HE remains a serious complication of liver cirrhosis. We believe that the establishment of truly effective prevention modalities and broader application of liver transplantation will help rescue patients suffering from this complication of liver cirrhosis in the near future.

According to an article published in the British Journal of Pharmacology Research, studies conducted over the past decade has produced substantial behavioral and histochemical evidence demonstrating the effectiveness of certain Cannabis-derived molecules such as CBD in the improvement of brain and liver function in fulminant hepatic failure. Findings include reversal of locomotors and cognitive pathologies, reversal of structural changes such as Alzheimer’s Type II astrogliosis, and reversal of increases in ammonia levels. Beyond the supportive preclinical evidence, multiple factors provide reasons for enthusiasm in the pursuit of the HE indication:

•	New mechanism of action: Cannabinoids, if shown effective in clinical trials, would provide a new mechanism of action, and thus be an incremental clinical tool to combine with existing treatments. This combination of mechanisms of action could lead to additive or synergistic effects. Existing treatment methods, such as lactulose, Rifaximin and others under study (e.g., AST-120), manage symptoms by reducing ammonia uptake in the digestive system. However, once blood ammonia levels have increased, they putatively provide limited benefits. Cannabinoids, instead, act in the central nervous system ameliorating the downstream pathological effects of ammonia.

•	Multiple preventive benefits: According to National Institute of Health, pre-clinical studies have shown that CBD, the major constituent in our intended lead target drug molecule and candidate, may provide benefits in the secondary prevention of HE.

o	Steatosis: In vitro studies have shown CBD to reverse the histopathology associated with steatosis or fatty liver syndrome. This is particularly relevant because fatty liver is a major cause of liver cirrhosis, and has no current drug-based treatment. In addition, multiple currently marketed drugs are known to induce steatosis. These include steroids (e.g., triamcinolone, cortisone, prednisone), the anti-cancer drug Tamoxifen (a breast cancer drug), HIV anti-retrovirals and anti-arrythmic drug Amiodarone.

o	Fibrogenesis: Animal studies have shown that endocannabinoids are involved in the regulation of fibrogenesis in the liver. CB2 -/- mice show increased fibrogenesis in response to CCl4 injection, whereas CB1 -/- mice have decreased hepatic fibrogenesis. This suggests an opportunity to modulate fibrogenesis, a critical intermediate step in liver cirrhosis, through a proper selection of cannabinoid antagonists.

HE is a neuropsychiatric disorder that includes learning deficits and impairment of long-term memory. HE can be caused by chronic and excessive ethanol ingestion along with the accumulation of toxic substances that are normally removed by the liver. The pathogenesis of HE in the central nervous system includes damage to the pre-limbic cortex, striatum and the hippocampus, and this pathology is believed to be mediated by the accumulation of free radicals and oxidative stress. HE has primary epidemiological precursors in cirrhosis, hepatitis B, hepatitis C, and portal hypertension. The incidence rate of HE among alcohol induced cirrhosis patients is as high as 45%, making HE a leading opportunistic disease stemming from alcoholism. If left unchecked, HE can progress to hepatic coma and ultimately death. The pathogenesis of HE includes damage to the prelimbic cortex, striatum, and the hippocampus. HE is caused by accumulation of toxic substances in the bloodstream that are normally removed by the liver.

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

Currently in the United States, there are over 1.5 million sufferers of HE across four stages, including approximately 121,000 patients hospitalized each year from the OHE stage of the disease.

Cannabidiol (CBD) vs. KLS-13019 in Overt Hepatic Encephalopathy

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

CBD has been shown to be neuroprotective by blocking the damage caused by free radicals and oxidative stress. This effect was independent of cannabinoid receptors because it could not be blocked by a cannabinoid antagonist. CBD has shown evidence in two murine models to be a potentially effective treatment for HE, thioacetamide induced and bile duct ligation induced liver damage, at a dose of 5 mg/kg IP (intraperitoneal injection). Importantly, CBD treated animals in the first study exhibited improvements in both liver and brain function as compared to untreated control animals.

Free radical mediated stress and oxidative stress are also known to contribute to additional pathological conditions including epilepsy, neuropathic pain, traumatic head injury, stroke, CTE, and neurodegenerative diseases such as Parkinson’s disease, Alzheimer’s disease, Huntington’s disease, and ALS.

Other examples of neuroprotection by CBD include use in hypoxia-ischemia and stroke models. A wide range of possible mechanisms have been attributed to CBD’s neuroprotective effects including antioxidant, anti-inflammatory, adenosine signaling, cannabinoid receptor GPR55 (G Protein-coupled receptor 55), and serotonin mediated pathways; however, mitochondrial calcium modulation is fundamental. The GPR55 receptor is a G protein receptor in humans that is encoded by the GPR55 gene. The GPR55 receptor has been identified as a novel cannabinoid receptor. Receptors are sensing molecules which communicate signals between cells to illicit physiological changes in the body. To hedge our bets, we chose to interrogate the hippocampal neuron, as a phenotypic screen that will measure neuroprotection independent of a mechanism.

Target 2:Chronic Traumatic Encephalopathy (CTE) – $2+ Billion Market in the U.S.

Not unlike OHE, CTE is a neuro-degenerative disease of the brain and is associated with repeated head traumas like concussions.

CTE is a form of encephalopathy that is a progressive neuro-degenerative disease, which can only be definitively diagnosed postmortem, in individuals with a history of multiple concussions and other forms of head injury. The disease was previously called dementia pugilistica (“DP”), as it was initially found in those with a history of boxing. CTE has been most commonly found in professional athletes participating in American football, ice hockey, professional wrestling and other contact sports who have experienced repetitive brain trauma.

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

On a microscopic scale, the pathology includes neuronal loss, tau deposition, TAR DNA- binding Protein 43 (TDP 43) beta-amyloid deposition, white matter changes, and other abnormalities. The tau deposition occurs as dense neurofibrillary tangles (“NFT”), neurites, and glial tangles, which are made up of astrocytes and other glial cells Beta-amyloid deposition is relatively uncommon feature of CTE.

A small group of individuals with CTE have chronic traumatic encephalo-myopathy (“CTEM”), characterized by motor neuron disease symptoms, which mimics ALS, also known as Lou Gehrig’s disease. Progressive muscle weakness and balance and gait problems seem to be early signs of CTEM.

Target 3:Chemotherapy Induced Peripheral Neuropathy (CIPN) – $3+ Billion Market in U.S.

In December 2016, as part of a Small Business Technology Transfer (“STTR”) program, we, together with Temple University, filed an STTR grant proposal with the National Cancer Institute (“NCI”) to demonstrate improved in vivo efficacy of an orally administered KLS-13019, our lead target drug candidate, in a head-to-head comparison to intraperitoneal injection (“IP Injection”) of CBD in a model of chemotherapy-induced peripheral neuropathy.

At the conclusion of Phase I STTR application, we hope to demonstrate that KLS-13019 (Per os – taken through the mouth) can control mechanical sensitivity and inflammation associated with CIPN in the absence of tolerance development, and also reduce opioid craving behavior with comparable efficacy to CBD (intraperitoneal injection). In Phase II STTR, we will investigate a back-up series and will execute the CMC, pharmacokinetic, safety pharmacology, and toxicology assessments required for IND filing on KLS-13019.

A visual image of the chemical structure of cannabidiol and KLS-13019 can be seen as follows, along with selected data describing EC50 (the concentration of a drug that give half-maximum response), Safety Margin (pre-clinical toxicity), and Bioavailability (seen as “F”):

KLS-13019 does not contain CBD and is a new chemical entity that would not fall under the CSA be deemed a Schedule 1 controlled substance.

KLS-13023 is a formulation that does contain CBD. At present, CBD is deemed a Schedule 1 controlled substance by the DEA under the Controlled Substances Act. Like the drug molecule EpidiolexÒ, which was recently approved by the FDA for marketing and sale for use in treating Dravet’s Syndrome and Lennox-Gasteau Syndrome (forms of child epilepsy), KLS-13023 would need to follow the guidance set forth by the CSA, complete a successful human clinical trial and apply for rescheduling, as was the case with EpidiolexÒ, now a Schedule 5 drug.

We currently plan on using KLS-13019 as our lead target drug candidate for the treatment of CIPN.

The treatment of CIPN is a priority therapeutic opportunity because, to date, no one drug or drug class is considered to be safe and effective in this disabling disease. Tricyclic antidepressants are often the first choice in most patients, but are associated with significant side effects including sedation and cardiovascular complications as well as marginal efficacy (Wolf et al 2008). Anticonvulsants, despite their efficacy in animal models of CIPN, are only partially effective in the majority of patients (Bosnjak et al 2002).

Even more problematic, upwards of 80% of CIPN patients report using prescription opioids for pain management despite lacking strong evidence for efficacy and increasing safety concerns in the face of the current devastating opioid epidemic. The exact mechanism of CIPN has not been fully elucidated and can differ across classes of chemotherapeutic agents. It is therefore necessary to identify novel therapies to prevent or treat CIPN that target one or more of these putative mechanisms. Recently, there has been a resurgence in interest in the potential medical utility of the cannabis plant and its constituents, and mechanism-based basic research is warranted to develop safe and effective cannabinoid-based pain treatments. CBD is a non-psychoactive component of Cannabis sativa that is neuroprotective, independent of cannabinoid receptors (Hampson 1998).

Prior studies at Temple University revealed that CBD prevents the development of paclitaxel-induced mechanical sensitivity in mice in vivo (Ward et al 2011, 2014). Additionally, CBD attenuates morphine reward and heroin seeking behavior in animal models (Ren, Whittard et al. 2009; Katsidoni, Anagnostou et al. 2013) and a small trial in humans suggests attenuation of heroin craving in humans (Hurd, Yoon et al. 2015). However, CBD has limitations in terms of potency, safety, and oral bioavailability. We believe that we may be able to address these problems in our fully owned series of side chain modified derivatives, which have been protected in a non-provisional patent application WO2015/106108A2.

One of the molecules covered by the patent is KLS-13019, which in pre-clinical studies, including PK studies, has shown evidence of improved in vitro efficacy, improved safety, and improved oral bioavailability over CBD in side by side preclinical evaluation, and is not a controlled substance. (Pharmacological Comparisons Between Cannabidiol and KLS-13019, Journal of Molecular Neuroscience, 14 August 2018)

Preliminary Effects of KLS-13019 in CIPN model: In a preliminary study, we treated eight mice with saline and sixteen mice with paclitaxel (Days 1, 3, 5, and 7, 8.0 mg/kg IP). Half of the paclitaxel-treated mice were pretreated with KLS-13019 (2.5 mg/kg IP) and half were pretreated with its vehicle alone. On days 9, 14, and 21 post initiation of injections, mechanical sensitivity was tested using von Frey filaments and compared with baseline sensitivities prior to treatment (Fig. 3). One-way ANOVA revealed a significant effect of KLS-13019 on Day 14 to prevent the development of paclitaxel-induced mechanical sensitivity [F(2, 21) = 4.67, p<0.05]. Dunnett’s multiple comparison’s test revealed a significant difference between the saline and paclitaxel treated groups, but not between the saline and KLS-13019+paclitaxel treated groups. Preliminary flow cytometry results with pooled cords from three mice in each group revealed that paclitaxel-treated mice had increased numbers of CD4+ T cells and microglia in the whole spinal cord, and that this increase is prevented by KLS-13019 treatment.

E1. Aim 1. Research Plan. Determine target for the neuroprotective actions of CBD and KLS-13019. As mentioned above, DRG neurons are a primary cytotoxic target of chemotherapeutic agents. In addition, spinal microglia have been heavily implicated in the development and maintenance of neuropathic pain and have shown to become activated in animal models of CIPN. At the conclusion of Aim 1, we intend to demonstrate that the neuroprotective properties can be reduced by pharmacological or gene knock-down of a relevant target in a statically significant manner.

E2. Aim 2. Assess KLS-13019, CBD, and morphine against paclitaxel-induced peripheral neuropathy. At the conclusion of Aim 2, we intend to have demonstrated that KLS-13019 performs as well as CBD (ip and po) against CIPN and CNS inflammation and shows no antinociceptive tolerance as compared to morphine.

CIPN procedure: Experiments are designed to test the efficacy of novel CBD analogues in attenuating established mechanical sensitivity and inflammation associated with CIPN. Dr. Ward’s laboratory has been using the CIPN procedure for ten years and has demonstrated that CBD treatment can both prevent the development of (Ward et al 2011, 2014) and reverse established (King et al in revision, British Journal of Pharmacology) CIPN in mouse models. CBD and KLS-13019 and their vehicle controls will be tested in groups of mice treated with paclitaxel (8.0 mg/kg IP, days 1, 3, 5 and 7). Testing of each dose for each molecule will require a final sample size of eight. Molecules will be administered daily for three weeks, starting on Day 11 when peak mechanical allodynia has already been achieved. In the initial study, CBD (0.05 - 5 mg/kg ip) will be compared with three doses of KLS-13019 (e.g., 0.05, 0.5 and 5 mg/kg ip) and three doses of morphine (1.0 – 10 mg/kg ip; Neelakantan et al 2016). This will be followed by a study in which KLS-13019 will be assessed at three oral doses. In preliminary studies, we have dosed the mice with KLS-13019 (2.5 - 5 mg/kg ip) with no adverse effects. In addition, KLS-13019 was shown to produce no impairment in the mouse rotorod test at 100 mg/kg po in studies conducted at the Anticonvulsant Screening Program (NIH).

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

E2. Aim 3.Assess KLS-13019 and CBD against reinstatement of morphine seeking. At the conclusion of Aim 3, we intend to have demonstrated that KLS-13019 attenuates opioid-seeking behavior as well as CBD.

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

Status of Phase 1 STTR Grant Research

On January 4, 2017, we applied for a Phase 1 Small Business Technology Transfer (“STTR”) grant from the NIH-NIDA. This grant application was made in collaboration with Temple University and titled “Development of KLS-13019 for Chemotherapy Induced Peripheral Neuropathy and Drug Dependence”. In December 2017, we were informed that the Phase 1 grant was awarded.

We have completed all of our work related to the aforementioned grant and are currently in a peer review submission of our research results to the Journal of Molecular Neuroscience. Temple University has completed all three aims outlined in the grant proposal.

On December 31, 2019, we, together with Temple University, filed a completion report with NIH-NIDA regarding the Phase 1 STTR grant. The results of this study were promising and have set forth our plans to file for a Phase 2 grant due for filing on or before April 7, 2020.

In April 2020, the Company and Temple University filed for a Phase 2 SBIR Grant with National Institutes of Health – National Institute of Neurological Disorders and Stroke (“NIH-NINDS”). Our application provided strong support to further the research and development of our treatment for CIPN.  Phase 2 is focused on the development, demonstration and delivery of the innovation.

In June 2020, the Company was informed that its Phase 2 SBIR grant application received an impact/priority score of 47. Generally speaking, impact/priority scores of 10 to 30 are most likely to be funded. Scores between 31 and 45 might be funded; scores greater than 46 are rarely funded. The Company believed that there were elements of its initial Phase 2 SBIR grant application that were misunderstood and believed it still had a very strong application. After making several critical changes to the original application, in January 2021, the Company resubmitted its Phase 2 SBIR grant application with NIH-NINDS and currently awaits response from NIH-NINDS.

Reduction in Addiction Based Opiate Dependency – HEAL

According to statistics compiled by the National Institutes of Health for the HEAL Initiative (Helping End Addiction Long-term), the public health crisis of opioid misuse and addiction in America is rapidly evolving. More than 47,000 Americans died of opioid overdose in 2017, and more than 2 million Americans live with addiction to opioids. Moreover, more than 50 million Americans suffer from chronic pain, and of those, 25 million live with daily chronic pain and lack effective and safe non-opioid options for pain management.  The widespread use of opioids to treat acute and chronic pain contributed to the approximately 10.3 million people aged 12 years and older in the United States in 2018 who misused opioids, including heroin. These staggering numbers are likely underestimates. They fail to capture the full extent of the damage of the opioid crisis, which reaches across every domain of family and community life – from lost productivity and economic opportunity, to intergenerational and childhood trauma, to extreme strain on community resources, including first responders, emergency rooms, hospitals, and treatment centers. With the full support of the administration, NIH launched the Helping to End Addiction Long-term Initiative, or NIH HEAL Initiative, to provide scientific solutions to the opioid crisis and offer new hope for individuals, families, and communities affected by this devastating crisis.

NIH-NINDS HEAL Initiative

Launched in April 2018, the NIH Helping to End Addiction Long-term (HEAL) Initiative is an aggressive, trans-agency effort to speed scientific solutions to stem the national opioid public health crisis. The Initiative will advance research to reduce the risks of opioid use and misuse and improve pain management, thereby reducing reliance on opioids. NINDS is the lead Institute for pain research at NIH and leads the Executive Committee of the NIH Pain Consortium, which includes 23 Institutes and Centers. The NIH Pain Consortium’s mission includes improving the treatment of a variety of pain conditions. NINDS will focus efforts in the NIH HEAL Initiative in developing non-addictive pain treatments that may displace the need for opioids, and importantly, serve as effective treatments for acute and chronic pain conditions for which opioids are not effective. This work will be informed by partners from the government, industry, academia, and patients suffering from pain.

Research on Pain and Next Generation Analgesics

Although opioid medications effectively treat acute pain and help relieve chronic pain for some patients, their addiction risk presents a dilemma for healthcare providers who seek to relieve suffering while preventing drug abuse and addiction. Little is yet known about the risk for addiction among those being treated for chronic pain or about how basic pain mechanisms interact with prescription opioids to influence addiction potential. To better understand this, NIDA launched a research initiative on “Prescription Opioid Use and Abuse in the Treatment of Pain.” This initiative encourages a multidisciplinary approach using both human and animal studies to examine factors (including pain itself) that predispose or protect against opioid abuse and addiction. Funded grants cover clinical neurobiology, genetics, molecular biology, prevention, treatment, and services research. This type of information will help develop screening and diagnostic tools that physicians can use to assess the potential for prescription drug abuse in their patients. Because opioid medications are prescribed for all ages and populations, NIDA is also encouraging research that assesses the effects of prescription opioid abuse by pregnant women, children, and adolescents, and how such abuse in these vulnerable populations might increase the lifetime risk of substance abuse and addiction.

PRIMARY TARGETS FOR TOPICAL MEDICAMENTS AND MARKET SIZE

The Company has completed formulation of a topical relief cream for use as an OTC cosmetic skin care product to be marketed under the trade name of Atopidine®.

Since mid 2019, the Company has been screening and conducting preliminary research and development of some of its patented, proprietary cannabidiol-derived new chemical entities (“NCEs”), for use as topical solutions, ointments, and creams for disorders such as diabetic neuropathies, diabetic ulcers, and for use as an anti-pruritic. (see: Business – Neuropathix Intellectual Properties)

In preclinical testing, certain molecules under Patent 9,611,213 were screened for neuroprotection and may have the potential mechanism of action for reducing inflammation and neuropathic pain. These molecules indicate that they are more soluble than cannabidiol, also deemed a neuroprotectant with potential anti-inflammatory properties. A molecule that is potentially more water soluble than cannabidiol in this regard may be good candidate(s) for use in topical applications.

The Company has completed the following relating to KLS-13022:

•	Preclinical screening for consumer OTC cosmetic use under CFR 21.
•	Application to International Nomenclature of Cosmetic Ingredients (INCI) completed to receive a compound nomenclature for KLS-13022 - Limonenyldihydroxybenzyl Ethoxycarbonyl Azetidine (LEA).
•	Received a registered trademark from the U.S. Patent and Trademark Office (“USPTO”) for Atopidine®, to be used as a branded product as a relief cream, containing LEA, to treat inflammatory disorders like eczema, psoriasis, radiation dermatitis and excessive UVB radiation (post sun burn).

Based on preclinical testing of LEA versus CBD (cannabidiol) in cultured human epidermal keratinocytes:

•	LEA provided better anti-inflammatory activity compared to CBD for TNFa, IL-6 and significantly more potent that CBD for IL-1b inhibition in UVB irradiation induced inflammation.
•	LEA decreased CXCL5 levels by 100% after UVB irradiation with IC50 of 0.05 mM. (CXCL5 is a small cytokine belonging to the chemokine family known as epithelial-derived neutrophil-activating peptide 78 (ENA-78). It is produced following the stimulation of cells with the inflammatory cytokines TNFa and IL-1b.)
•	LEA decreases levels of four (4) inflammatory mediators at concentrations > 65 times less than toxic levels.
•	LEA is an antioxidant that does not exhibit cellular irritation and is locally restricted in its action (antioxidant activity of EC50 at 25 mM).

Neuropathic Pain, Anti-Inflammation, Anti-Pruritic & Skin Ulcers

Target 1: Anti-Puritics (Anti-Itch) – $3.85 Billion Global Market in 2019

In 2019 it is estimated that the top ten product segments for use in U.S. pruritus therapeutics market accounted for USD$448.7 million in sales of products such as corticosteroids and antihistamines. The global compounded annual growth rate (“CAGR”) is expected to be 12.5% annually, which predicts a global market size of USD$10.97 billion by 2030, with U.S. sales estimated at USD$1.295 billion..

Growing worldwide prevalence of atopic dermatitis, allergic contact dermatitis, and urticaria is expected to drive market growth during the forecast period. The introduction of new products based on scientific mechanistic understanding such as the identification of new T-cell subsets, particularly Th17, and Th22 and the patent expiration of PROTOPIC (tacrolimus) is expected to open up new avenues for manufacturers to capitalize on over the forecast period.

Corticosteroids remain the leading product segment. Topical applications of corticosteroids have been found to be extremely effective in the treatment and maintenance therapies pertaining to pruritus. However, according to a 2007 article in American Family Physician, long-term topical corticosteroid use is associated with local and systemic adverse effects that may lead to the underutilization of these effective agents. Common local adverse effects include striae, petechiae, telangiectasia, skin thinning, atrophy, and worsening acne. These effects are reported infrequently in clinical trials, although trials are primarily designed to assess effectiveness rather than safety and tolerability. Most clinical trials of topical steroids are of short duration and, therefore, are unable to evaluate long-term toxicity.

Itching is a sensation that, if sufficiently strong, will provoke scratching or the desire to scratch. It is a frequent and distressing symptom of various dermatological and systemic diseases. It can also occur in some patients without any skin symptoms. Knowledge has been accumulated about the initiation of itch by external stimuli, but the neuronal substrate in the skin has not been completely identified. This has, fortunately, changed to some degree since a group of histamine-sensitive C-fibers were recently identified, which likely represent the afferent units that mediate itch sensations. Histamine, derived from mast cells, is the best known pruritogen. It induces different degrees of itching when applied in different concentrations into the skin. In most dermatological and systemic diseases, except urticaria, histamine is not the main mediator. There are other proinflammatory mediators to consider, such as substance P, proteases, interleukin-2, acetylcholine, vasoactive intestinal peptide (VIP) and opioid peptides.

Several key characteristics of the anti-puritics market are set forth below:

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

Target 2: Anti Inflammatory – $74 Billion Global Market in 2019

In a research study published in April 2018 – Global Anti-Inflammatory Therapeutics Market Size, Market Share, Application Analysis, Regional Outlook, Growth Trends, Key Players, Competitive Strategies and Forecasts, 2018 to 2026 –the Anti-inflammatory therapeutics market projected to US$ 130.6 Bn by 2026 with CAGR of 8.5% throughout the forecast period from 2018 to 2026. Biologics and immune selective anti-inflammatory derivatives (ImSAIDs) are the promising drugs classes that will play the main role in the market. Global anti-inflammatory therapeutics market from 2018-2026 study is based on exhaustive analysis with insights from industry stakeholders. The detailed study incorporates the market landscape and its growth scenarios for the forecasting period from 2018-2026.

According to World Health Organization (WHO), around 235 million individuals experience the ill effects of asthma around the globe. Symptomatic help amid the inflammation gives alleviation to the patients suffering from inflammatory diseases. In spite of the fact that there are numerous anti-inflammatory drugs present in the market, still, there is an essential requirement for better and novel anti-inflammatory therapeutics drugs with slighter side effects and improved efficacy.

Based on the drug types, the global anti-inflammatory therapeutics market is segmented into biologics, corticosteroids, immune selective anti-inflammatory derivatives (ImSAIDs), and non-steroidal anti-inflammatory drugs (NSAIDs); additionally, the indication studied in this report are categorized into COPD, multiple sclerosis, IBD, psoriatic arthritis, gout, and Others (Osteoarthritis, Systemic Lupus, Psoriasis). Rising prevalence of inflammatory diseases and the strong drug pipeline would additionally boost the anti-inflammatory therapeutics market.

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

Target 3: Atopic Dermatitis / Eczema – $3+ Billion Market in North America in 2020

In a research study published in February 2020 – North America Atopic Dermatitis Treat Market Research Study – the size of the atopic dermatitis treatment market in North America is valued at USD$2.95 billion in 2020 and is expected to grow at a CAGR of 13.4% to reach USD$5.52 billion by 2025. Atopic dermatitis is an inflammatory skin disease. The degree of its severity varies from patient to patient. It usually begins in childhood and is mostly confined to flexural surfaces of the body. It is highly prevalent. It is more commonly known as eczema. Itching, redness of skin, cracking, and weeping are symptoms of it. It is a long term disease. Low humidity, cold weather, seasonal allergies are the common causes of it. Pattern of the disease and its severity determine the kind of treatment a patient with eczema is to receive.

The Eczema Therapeutics Market is Dominated by Topical Corticosteroids (TCSs)

Current competition in the eczema therapeutics market contains conventional forms of therapy such as topical corticosteroids, topical immunomodulators and emollients as the most prominent therapies. Among all the available treatment options, topical corticosteroids hold a large share and dominate the market. Topical corticosteroids are available in various strengths (mild, moderate, potent and very potent) and formulations (ointment, cream, lotion and many more), so that they can be used according to the severity of eczema. Calceurin inhibitors (Protopic (tacrolimus) and Elidel (pimecrolimus)) showed higher efficacy in comparison to corticosteroids and these products were widely used after their respective launches. However, in 2005 the FDA issued black box warnings for the calceurin inhibitors (Protopic and Elidel), which has resulted in declining sales of these products. Emollients have good efficacy as well as good safety. They hydrate, moisturize and repair the skin. These products do not offer first line treatment, but they are useful as maintenance therapy in eczema patients.

Significant Unmet Need in Eczema Therapeutics Market Could Drive Market

Eczema is a chronic condition characterized by frequent relapses known as flare-ups. The market has various products that are effective, but their safety profile is not always satisfactory, leaving a significant unmet need in the market. The unmet need is also a result of the lack of effective treatment options for severe conditions; the need for a controlled and targeted drug delivery system; low patience compliance and the black box warnings issued to Elidel and Protopic. The unmet need in eczema therapeutics could be filled by a new entrant with a better safety profile, enhanced patient compliance, and competitive pricing with respect to the available products.

Target 4: Psoriasis – $5+ Billion Market in North America in 2019

Psoriasis is a common chronic skin disorder. It is also associated with several comorbidities, such as obesity, hypertension, psoriatic arthritis, depression, and diabetes. Psoriasis is characterized by skin flares and inflammation that vary in severity, from minor localized patches to substantial body surface involvement. Around 20% of diagnosed patients have moderate to severe psoriasis. Currently, in the United States, psoriasis is a $8.48 billion market in 2019, of which 90% are from drugs targeting moderate to severe psoriasis patients where the skin manifestation affects more than 3% of the body. See Treatment of Psoriasis in Adults – Steven R. Feldman, MD, PhD, August 24, 2018. For such patients, psoriasis is often a debilitating condition impacting their quality of life and psychological well-being. Over the past decade, biologics have altered the landscape in the management of moderate to severe psoriasis by achieving improved skin clearance, control of symptoms and quality of life for hundreds of thousands of individuals affected.

Psoriasis is linked to pathogenesis caused by dysregulation of T-cell-dependent immune response, as well as hyperproliferation of keratinocytes, the predominant cell type on the outer layer of skin. Biologics target the cytokines usually upregulated as a result of the abnormal immune response.

Target 5: Diabetic Foot Ulcers – $3+ Billion Market in U.S.

The market for Diabetic Foot Ulcers in the U.S. is $3+ billion and growing. There are 29 million people living with diabetes and 86 million pre-diabetics in the U.S. Approximately 25% of diabetics will acquire a non-healing ulcer in their lifetime, which equates to approximately 3 million diabetic ulcers annually. Diabetic foot ulcers lead to over 73,000 amputations annually at a cost that is estimated to exceed $5 billion annually. Hospitalization costs are approximately $20,000 per patient with diabetic foot ulcers and $70,000 for an amputation. The global numbers are more startling. 400 million people are currently living with diabetes worldwide and that number is expected to increase to approximately 600 million by 2035.

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

Foot ulcers are especially common in people who have one or more of the following health problems:

•	Peripheral neuropathy. This is nerve damage in the feet or lower legs. Diabetes is the most common cause of peripheral neuropathy. When nerves in the feet are damaged, they can no longer warn about pain or discomfort. When this happens, tight-fitting shoes can trigger a foot ulcer by rubbing on a part of the foot that has become numb. People with peripheral neuropathy may not be able to feel when they've stepped on something sharp or when they have an irritating pebble in their shoes. They can injure their feet significantly and never know it, unless they examine their feet routinely for injury.

Many elderly people and diabetics with vision problems also can't see their feet well enough to examine them for problems.

•	Circulatory problems. Any illness that decreases circulation to the feet can cause foot ulcers. Less blood reaches the feet, which deprives cells of oxygen. This makes the skin more vulnerable to injury, and it slows the foot’s ability to heal.

Poor circulation in the leg arteries is called peripheral artery disease. It also causes pain in the leg or buttock during walking. It is caused by atherosclerosis. This is a disease in which fatty deposits of cholesterol build up inside arteries.

•	Abnormalities in the bones or muscles of the feet. Any condition that distorts the normal anatomy of the foot can lead to foot ulcers. This is particularly true if the foot is forced into shoes that don’t fit the foot’s altered shape. Examples are claw feet, feet with fractures, and cases of severe arthritis.

More than any other group, people with diabetes have a particularly high risk of developing foot ulcers. This is because the long-term complications of diabetes often include neuropathy and circulatory problems. Without prompt and proper treatment, a foot ulcer may require hospital treatment. Or, it may lead to deep infection or gangrene and amputation.

Governmental Regulations

Manufacturing

Although we would be reliant upon the manufacturing of our target drug candidates and API from well-established manufacturers, manufacturers of therapeutic products and their facilities are subject to continual review and periodic inspections by the FDA, the EMA and other comparable foreign regulatory authorities for compliance with current good manufacturing practices (“cGMP”) regulations.

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

Regulation of CBD

KLS-13023 contains controlled substances as defined in the CSA. Controlled substances that are pharmaceutical products are subject to a high degree of regulation under the CSA, which establishes, among other things, certain registration, manufacturing quotas, security, recordkeeping, reporting, import, export and other requirements administered by the DEA. The DEA classifies controlled substances into five schedules: Schedule I, II, III, IV or V substances. Schedule I substances, by definition, have a high potential for abuse, have no currently “accepted medical use” in the United States, lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the United States. Pharmaceutical products approved for use in the United States may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse among such substances. Schedule I and II drugs are subject to the strictest controls under the CSA, including manufacturing and procurement quotas, security requirements and criteria for importation. In addition, dispensing of Schedule II drugs is further restricted. For example, they may not be refilled without a new prescription.

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

Because KLS-13023 contains active ingredients of cannabis, which are Schedule I substances, to conduct pre-clinical studies and clinical trials with KLS-13023 in the United States prior to approval, each of our research sites must submit a research protocol to the DEA and obtain and maintain a DEA researcher registration that will allow those sites to handle and dispense with KLS-13023 and to obtain the product from our manufacturer. If the DEA delays or denies the grant of a research registration to one or more research sites, the pre-clinical studies or clinical trials could be significantly delayed, and we could lose and be required to replace clinical trial sites, resulting in additional costs.

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

We may manufacture the commercial supply of KLS-13023 outside of the United States. If KLS-13023 is approved by the FDA and classified as a Schedule II or III substance, an importer can import for commercial purposes if it obtains from the DEA an importer registration and files an application with the DEA for an import permit for each import. The DEA provides annual assessments/estimates to the International Narcotics Control Board, which guides the DEA in the amounts of controlled substances that the DEA authorizes to be imported. The failure to identify an importer or obtain the necessary import authority, including specific quantities, could affect the availability of KLS-13023 and have a material adverse effect on our business, results of operations and financial condition. In addition, an application for a Schedule II importer registration must be published in the Federal Register, and there is a waiting period for third party comments to be submitted.

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

On September 27, 2018, the DOJ and DEA announced that Epidiolex, the newly approved medication by the Food & Drug Administration, was being placed in Schedule V of the Controlled Substances Act, the least restrictive schedule of the CSA. On June 26, 2018, the FDA announced it approved Epidiolex for the treatment of seizures associated with two rare and severe forms of epilepsy, Lennox-Gastaut syndrome and Dravet syndrome, in patients two years of age and older. Epidiolex contains CBD.

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

KLS-13019 does not contain CBD and is a new chemical entity that would not fall under the CSA or be deemed a Schedule 1 controlled substance.

KLS-13023 is a formulation that does contain CBD. At present, CBD is deemed a Schedule 1 controlled substance by the DEA under the CSA. Like the drug molecule EpidiolexÒ, which was recently approved by the FDA for marketing and sale for use in treating Dravet’s Syndrome and Lennox-Gasteau Syndrome (forms of child epilepsy), KLS-13023 would need to follow the guidance set forth by the CSA, complete a successful human clinical trial and apply for rescheduling, as was the case with EpidiolexÒ, now a Schedule 5 drug.

On January 14, 2019, we received written notice from the DEA Drug and Chemical Evaluation Section, as follows: “Please be advised that your material meets the definition of ‘Hemp’ and is not regulated under the CSA, as long as it consists of high purity Cannabidiol (CBD) that contains approximately 0.1% delta-9- THC. (However, if it contains more than 0.3% delta-9 THC, it is considered ‘Marihuana’ and would be in Schedule 1 of the CSA).” While this notice is an official notice from the DEA regarding the scheduling of high purity CBD, we will continue to abide by the CSA in all respects with regards to our treatment and handling of CBD.

The active pharmaceutical ingredient (“API”) found in KLS-13023 is highly purified synthetic CBD produced by Purisys. Purisys has been manufacturing cannabidiol since 2016 (DMF33223). Today, through our partnership with Purisys, we have the ability to produce on the largest commercial scale. Purisys’ ultra-high purity CBD (“Purisys CBD”) is attractive for drug development projects and falls significantly below the 0.3% THC limits set in the 2018 Farm Bill for use in consumer products. Purisys’ patent-protected manufacturing process produces a consistently odorless, tasteless white powder highest-purity form of CBD that exhibits:

•	No heavy metals (e.g. lead) from soil;
•	No pesticide residues;
•	No environmental influences on quality such as rain, sunlight & soil nutrients;
•	No plant impurities to remove;
•	No microbial or mold proliferation; and
•	No structural (or stereo chemical) differences exist between an active cannabinoid ingredient manufactured by Purisys and those that are chemically extracted and isolated from plants. They are, in effect, nature-identical.;

Purisys currently has a drug master file (“DMF”) for its ultra-high purity CBD with the FDA. In November 2019, Purisys received advise notice from the DEA that the Purisys CBD has been removed from Schedule 1 of the CSA.

On March 11, 2021, the chairman of the House Judiciary Committee, announced that the Marijuana Opportunity, Reinvestment and Expungement (MORE) Act, introduced in 2019, which passed in the U.S. House of Representatives in December 2020, will be re-filed in 2021, seeking ratification by the Senate.

If passed by the U.S. Senate, the MORE Act would deschedule cannabis from the Controlled Substances Act and enact various criminal and social justice reforms to cannabis, including the expungement of prior convictions. The MORE Act also seeks to tax cannabis products at 5% to fund criminal and social reform projects, including an Office of Cannabis Justice within the Department of Justice Office of Justice Programs responsible for administering grants to aid communities negatively affected by the war on drugs. (See: Controlled Substances Laws and Regulations).

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

Clinical trial sponsors must be aware of the requirements to import, export, manufacture and supply therapeutic goods in Australia. The following avenues provide for the importation into and/or supply in Australia of ‘unapproved’ therapeutic goods for use in a clinical trial:

•	Clinical Trial Notification (“CTN”) scheme; and

•	Clinical Trial Exemption (“CTX”) scheme.

The CTN Scheme is a notification process involving the following:

•	The Australian clinical trial sponsor must notify us of the intent to sponsor a clinical trial involving an ‘unapproved’ therapeutic good. This must take place before starting to use the goods. The notification form must be submitted online and accompanied by the relevant fee.

•	We may give the sponsor of the trial written notice to provide specified information relating to goods notified in the CTN form.

•	We do not evaluate any data relating to the clinical trial at the time of submission. The Human Research Ethics Committee (“HREC”) reviews the scientific validity of the trial design, the balance of risk versus harm of the therapeutic good, the ethical acceptability of the trial process, and approves the trial protocol. The HREC is also responsible for monitoring the conduct of the trial.

•	The institution or organization at which the trial will be conducted, referred to as the ‘Approving Authority,’ gives the final approval for the conduct of the trial at the site, having due regard to advice from the HREC

•	It is the responsibility of the sponsor to ensure that all relevant approvals are in place before supplying the ‘unapproved’ therapeutic goods in the clinical trial.

The CTX Scheme is an approval process involving the following:

•	A sponsor submits an application to us seeking approval to supply ‘unapproved’ therapeutic goods in a clinical trial. The application must be accompanied by the relevant fee.

•	We evaluate summary information about the product including relevant, but limited, scientific data (which may be preclinical and early clinical data) prior to the start of a trial.

•	The HREC is responsible for considering the scientific and ethical issues of the proposed trial protocol.

•	The sponsor must notify us of each trial conducted using the unapproved therapeutic good(s) approved in the CTX application.

Clinical trials that do not involve ‘unapproved’ therapeutic goods are not subject to requirements of the CTN or CTX schemes. It is the responsibility of the Australian clinical trial sponsor to determine whether a product is considered an ‘unapproved’ therapeutic good.

Clinical trials that do not involve ‘unapproved’ therapeutic goods are not subject to requirements of the CTN or CTX schemes. It is the responsibility of the Australian clinical trial sponsor to determine whether a product is considered an ‘unapproved’ therapeutic good.

On September 27, 2013, the TGA approved Nabiximols (Sativex ®), a pharmaceutical manufactured by GW Pharmaceuticals for its collaborator Novartis Pharmaceuticals Australia Pty Limited, in the treatment for symptom improvement in patients with moderate to severe spasticity due to multiple sclerosis (“MS”) who have not responded adequately to other anti-spasticity medication and who demonstrated clinically significant improvement in spasticity related symptoms during the initial trial of therapy.

In Australia, in 2014, the Advisory Council on Medicines Scheduling recommended rescheduling CBD from a prohibited substance to being a prescription medicine because, according to the Advisory Council on Medicines Scheduling, “there is a low risk of misuse or abuse as cannabidiol does not possess psychoactive properties.” The TGA accepted this recommendation, and the decision took effect in July 2015.

CBD is one of the cannabinoids which may be extracted as a therapeutic good from cannabis. From June 1, 2015, cannabidiol has been included under Schedule 4 (S4) Prescription Only Medicine of the Poisons Standard (/publication/poisonsstandard-susmp) when preparations for therapeutic use contain 2% or less of other cannabinoids found in cannabis.

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

Raw Materials and Product Manufacturing

The Company does not currently manufacture any API and relies solely upon third party manufacturers to produce research quantities of its compounds, KLS-13019; KLS-13022; and KLS-13023, in the 5 gram to 100 gram scale for its preclinical research.

For the KLS-13023 compound, the Company relies upon Purisys to produce a highly purified synthetic CBD. Purisys has been manufacturing cannabidiol since 2016 (DMF33223). Today, through our partnership with Purisys, we have the ability to produce on the largest commercial scale. Purisys’ ultra-high purity CBD (“Purisys CBD”) is attractive for drug development projects and falls significantly below the 0.3% THC limits set in the 2018 Farm Bill for use in consumer products. Purisys’ patent-protected manufacturing process produces a consistently odorless, tasteless white powder highest-purity form of CBD that exhibits:

•	No heavy metals (e.g. lead) from soil;
•	No pesticide residues;
•	No environmental influences on quality such as rain, sunlight & soil nutrients;
•	No plant impurities to remove;
•	No microbial or mold proliferation; and
•	No structural (or stereo chemical) differences exist between an active cannabinoid ingredient manufactured by Purisys and those that are chemically extracted and isolated from plants. They are, in effect, nature-identical.

Purisys currently has a drug master file (“DMF”) for its ultra-high purity CBD with the FDA. In November 2019, Purisys received advise notice from the DEA that the Purisys CBD has been removed from Schedule 1 of the CSA.

In the event the Company pursues a strategy to move KLS-13023 into FDA clinical trials, it has set up a manufacturing process utilizing Purisys as the bulk API producer of ultra-high purity CBD and Catalent Pharma Solutions (“Catalent”), a manufacturer of formulated and packaged pharmaceuticals, will enable us to meet our objectives in the production of target drug candidates that can be used in clinical trials and, beyond successful clinical trials, meet patient demand in commercial sales for each of our target disease indications. (See: Neuropathix Studies on CBD)

Environmental Matters

No significant pollution or other types of hazardous emission result from our current operations, and we do not anticipate that our operations will be materially affected by federal, state or local provisions concerning environmental controls. Our costs of complying with environmental, health and safety requirements have not been material. Furthermore, compliance with federal, state and local requirements regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, have not had, nor are they expected to have, any material effect on the capital expenditures, earnings or competitive position of the Company. However, we will continue to monitor emerging developments in this area.

Competition

There are several companies developing cannabinoid therapeutics for a range of medical indications. The cannabinoid therapeutic area currently includes formulated extracts of the Cannabis plant and synthetic formulations. These formulations include CBD or THC, or a combination of CBD and THC as the active pharmaceutical ingredient. Certain companies such as GW Pharmaceuticals plc have focused on plant-based CBD formulations, while other companies such as Zynerba Pharmaceuticals, Inc. and Insys Therapeutics, Inc. have focused on synthetic CBD formulations.

Employees

We currently have seven full time employees. We plan to increase the number of employees in the areas of regulatory affairs, clinical research and testing, and marketing in 2021. There are no collective-bargaining agreements with our employees, and we have not experienced work interruptions or strikes. We believe our relationship with employees is good and we provide health and life insurance for all employees.

Company Website

We maintain a corporate Internet website at: www.neuropathix.com.

The contents of our website are not incorporated in or otherwise to be regarded as part of this Annual Report on Form 10-K.

We file reports with the Securities and Exchange Commission (“SEC”), which are available on our website free of charge. These reports include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, “Section 16” filings on Form 3, Form 4, and Form 5, and other related filings, each of which is provided on our website as soon as reasonably practical after we electronically file such materials with or furnish them to the SEC. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the Company.

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

Summary of Risk Factors

Our business is subject to a number of risks that could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report on Form 10-K or presented elsewhere from time to time. The following is a summary of the principal risk factors associated with an investment in our securities. Further details regarding each risk included in the summary can be found further below.

•	We have never generated any product revenues, and do not expect to become profitable in the near future, if ever;

•	We have incurred significant losses since our inception and anticipate that we will continue to incur losses in the foreseeable future;

•	There is substantial doubt about our ability to continue as a going concern, and we will require additional capital to fund our operations, including clinical trials for our product candidates, which may not be available on favorable terms, if at all;

•	The COVID-19 pandemic and actions taken by governmental authorities to mitigate its spread has significantly impacted economic conditions, and a future outbreak of COVID-19 or another highly contagious disease, could adversely affect our business activities, results of operations and financial condition;

•	We are largely dependent on the success of our product candidates, KLS-13019 and KLS-13023, which are still in preclinical development and will require significant capital resources and years of clinical development effort;

•	We may not be able to commence clinical trials in 2021, and even if our product candidates do advance into clinical trials, we may experience difficulties in managing our growth and expanding our operations;

•	We are subject to significant regulatory requirements, both within the United States and in certain foreign jurisdictions, which may result in, amongst other things, significant delays in our ability to commence clinical trials, if we are ever approved to do so; failure to obtain regulatory approval for our product candidates; difficulties marketing our products, if we obtain approval to do so; and significant costs;

•	Cannabis, including derivatives thereof, currently remain illegal under federal law, and it is unclear when, if ever, that may change;

•	Our product candidates, if approved, may be unable to achieve broad market acceptance and, consequently, limit our ability to generate revenue from new products;

•	Any inability to attract and retain qualified key management and technical personnel would impair our ability to implement our business plan;

•	We face significant competition, which may result in other discovering, developing or commercializing products before us or more successfully than we do;

•	We rely on third parties to conduct, supervise and monitor our preclinical and clinical trials, and if those third parties perform in an unsatisfactory manner, we may not be able to obtain regulatory approval for or commercialize our product candidates;

•	We rely on third-party manufacturers and suppliers and we intend to rely on third parties to produce preclinical, clinical and commercial supplies of active pharmaceutical ingredients, or APIs, for KLS-13019 and KLS-13023;

•	If we are unable to protect our intellectual property rights or if our intellectual property rights are inadequate to protect our technology and product candidates, our competitive position could be harmed;

•	We may become involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time consuming and unsuccessful and have a material adverse effect on the success of our business;

•	We may not be able to protect our intellectual property rights throughout the world, and in developing countries in particular;

•	We do not know whether an active, liquid and orderly trading market will develop for our common stock or what the market price of our common stock will be and, as a result, it may be difficult for you to sell your shares of our common stock;

•	The market price of our stock may be volatile, and you could lose all or part of your investment;

•	Our common stock is classified as a “penny stock” under SEC Rules and Regulations, which means there may be very limited trading market for our shares;

•	Insiders have substantial influence over us and could delay or prevent a change in corporate control;

•	Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain; and

•	We have issued preferred stock with designations, rights and preferences that are superior to that of our common stock, and we may issue additional shares of preferred stock in the future.

Risks Related to Our Financial Position and Capital Needs

We have incurred significant losses since our inception and anticipate that we will continue to incur losses in the future.

We are a preclinical stage specialty pharmaceutical company, engaged in developing next-generation synthetic cannabinoid therapeutics. Since our inception in August 2010, we have devoted substantially all of our resources to the development of our product candidates, KLS-13019 and KLS-13023. We have generated significant operating losses since our inception. Our net (losses) income for the years ended December 31, 2020 and 2019 were approximately $(4.5 million) and $(3.5 million), respectively. As of December 31, 2020, we had an accumulated deficit of $13,033,363. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

Even if we are able to successfully achieve regulatory approval for these product candidates, we do not know what the reimbursement status of our product candidates will be or when any of these products will generate revenue for us, if at all. We have not generated, and do not expect to generate, any product revenue for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials, and the regulatory approval process for our product candidates. The amount of future losses is uncertain and will depend, in part, on the rate of growth of our expenses. Our ability to generate revenue from our product candidates also depends on a number of additional factors, including, without limitation, our ability to:

•	successfully complete development activities, including the remaining preclinical studies and planned clinical trials for our product candidates;
•	complete and submit New Drug Applications (“NDAs”) to the FDA, and Marketing Authorization Applications (“MAAs”) to the European Medicines Agency (the “EMA”), and obtain regulatory approval for indications for which there is a commercial market;
•	complete and submit applications to, and obtain regulatory approval from, other foreign regulatory authorities;
•	manufacture any approved products in commercial quantities and on commercially reasonable terms;
•	develop a commercial organization, or find suitable partners, to market, sell and distribute approved products in the markets in which we have retained commercialization rights;
•	achieve acceptance among patients, clinicians and advocacy groups for any products we develop;
•	obtain coverage and adequate reimbursement from third parties, including government payors; and
•	set a commercially viable price for any products for which we may receive approval.

We are unable to predict the timing or amount of increased expenses, or when or if we will be able to achieve or maintain profitability. Even if we are able to complete the processes described above, we anticipate incurring significant costs associated with commercializing our product candidates.

There is substantial doubt about our ability to continue as a going concern.

On March 30, 2021, the report of our independent registered public accounting firm on our December 31, 2020 audited financial statements includes an explanatory paragraph referring to our ability to continue as a going concern. As of December 31, 2020 and 2019, we had cash balances of $21,874 and $121,455, respectively. Management plans to raise additional capital through the issuance of common stock shares through the sale of registered securities and private investment in public equity. We expect that between our existing cash, cash equivalents and cash raised through our debt offering we will be able to sufficiently fund our operations and capital requirements for the next 12 months. Additional funding will be required to continue our R&D and other operating activities, as we have not reached successful commercialization of our products. These circumstances cast significant doubt as to our ability to continue as a going concern.

We will require additional capital to fund our operations, and if we fail to obtain necessary financing, we will not be able to complete the development and commercialization of KLS-13019 or KLS-13023.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial and increasing amounts to conduct further research and development, preclinical testing and clinical trials of our product candidates, to seek regulatory approvals and reimbursement for our product candidates, and to launch and commercialize any product candidates for which we receive regulatory approval.

As of December 31, 2020, we had $21,874 in cash and cash equivalents. We expect that between our existing cash, cash equivalents and continuing cash raises through our debt offering we will be able to sufficiently fund our operations and capital requirements through April 2022. We believe that these available funds will be sufficient to complete a Phase 1 clinical trials for KLS-13019 for patients with chemotherapy induced peripheral neuropathy. We anticipate, based on current estimates, that costs associated Phase 1 clinical trials for KLS-13019 will be approximately $2.75 million.

Our management believes that we will need to seek additional sources of capital to facilitate and carry out our business plan of proceeding with commencing a Phase 2 clinical trial for KLS-13019 for patients with chemotherapy induced peripheral neuropathy; commencing a Phase 1 clinical trial for KLS-13019 for patients suffering from the effects of mild traumatic brain injury; and commencing a Phase 1 clinical trial for KLS-13023 for patients suffering with OHE. The cost of commencing and conducting these trials will likely be in the tens of millions of dollars.

The progress of KLS-13019 and KLS-13023 for the target indication is uncertain due to numerous factors, including, without limitation, the rate of progress of clinical trials, the results of preclinical studies and clinical trials for such indication, the costs and timing of seeking and obtaining FDA and other regulatory approvals for clinical trials, and FDA guidance regarding clinical trials for such indication. In addition, it is difficult to predict our spending for our product candidates prior to obtaining FDA approval. Moreover, changing circumstances may cause us to expend cash significantly faster than we currently anticipate, and we may need to spend more cash than currently expected because of circumstances beyond our control. For these reasons, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•	the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our product candidates;
•	the clinical development plans we establish for our product candidates;
•	the number and characteristics of product candidates that we develop or may in-license;
•	the terms of any collaboration agreements we may choose to execute;
•	the outcome, timing and cost of meeting regulatory requirements established by the DEA, the FDA, the EMA or other comparable foreign regulatory authorities;
•	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;
•	the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us;
•	the effect of competing product and market developments;
•	costs and timing of the implementation of commercial scale manufacturing activities; and
•	the cost of establishing, or outsourcing, sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own.

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

To date, most of our revenue has been from the receipt of state and federal research grants. In connection with these grants, we may be subject to routine audits by government agencies. As part of an audit, these agencies may review our performance, cost structures and compliance with applicable laws, regulations, policies and standards and the terms and conditions of the grant. If any of our expenditures are found to be unallowable or allocated improperly, or if we have otherwise violated terms of the grant, the expenditures may not be reimbursed and/or we may be required to repay funds already disbursed. Accordingly, an audit could result in a material adjustment to our results of operations and financial condition.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

We may seek additional capital through a combination of private and public equity offerings, debt financings, strategic partnerships and alliances, and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, existing ownership interests will be diluted and the terms of such financings may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financings may be coupled with an equity component, such as warrants to purchase shares, which could also result in dilution of our existing stockholders’ ownership. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business and may result in liens being placed on our assets and intellectual property. If we were to default on such indebtedness, we could lose such assets and intellectual property. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us.

Risks Related to our Business and Industry

Our business may be subject to risks arising from pandemic, epidemic, or an outbreak of diseases, such as the outbreak of COVID-19.

If a pandemic, epidemic or outbreak of an infectious disease occurs in the United States or elsewhere, our business may be adversely affected.

COVID-19 has spread worldwide and has resulted in government authorities implementing numerous measures to try to contain it, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns. These measures have impacted, and may further impact, our workforce and operations, the operations of our partners, and those of our respective vendors and suppliers. Our critical business operations, including our headquarters, are located in regions which have been impacted by COVID-19. Our suppliers and partners worldwide have also been affected and may continue to be affected by COVID-19 related restrictions and closures.

The spread of COVID-19 has caused us to modify our business practices as we comply with state mandated requirements for safety in the workplace to ensure the health, safety and well-being of our employees. These measures include personal protective equipment, social distancing, cleanliness of the facilities and daily monitoring of the health of employees in our facilities, as well as modifying our policies on employee travel and the cancellation of physical participation in meetings, events and conferences. We may take further actions as required by government authorities or that we determine are in the best interests of our employees, partners and suppliers. However, we have not developed a specific and comprehensive contingency plan designed to address the challenges and risks presented by the COVID-19 pandemic and, even if and when we do develop such a plan, there can be no assurance that such plan will be effective in mitigating the potential adverse effects on our business, financial condition and results of operations.

In addition, while the extent and duration of the COVID-19 pandemic on the global economy and our business in particular is difficult to assess or predict, the pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, which may reduce our ability to access capital, which could negatively affect our liquidity. A recession or financial market correction resulting from the lack of containment and spread of COVID-19 could impact overall technology spending, adversely affecting demand for our products, our business and the value of our common stock.

The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. The extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, including, but not limited to, the duration and continued spread of the pandemic, its severity, the actions to contain the disease or treat its impact, further related restrictions on travel, all of which are uncertain and cannot be predicted. An extended period of economic disruption as a result of the COVID-19 pandemic could have a material negative impact on our business, results of operations, access to sources of liquidity and financial condition, though the full extent and duration is uncertain.

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

We may not be able to commence clinical trials in 2021; even if KLS-13019 and KLS-13023 advance into clinical trials, we may experience difficulties in managing our growth and expanding our operations.

We have not begun clinical trials for any of our product candidates. While we expect to commence clinical trials in the U.S. or Australia in 2022 and/or 2023 for KLS-13019 and KLS-13023, we have limited resources to carry out these objectives. Our company has no history of conducting clinical trials, which is a time-consuming, expensive and uncertain process. In addition, while we have experienced management and expect to contract out many of the activities related to conducting clinical trials, we are a small company with only seven employees and therefore have limited internal resources both to conduct clinical trials and to monitor third-party providers. As our product candidates enter into and advance through preclinical studies and any clinical trials, we will need to expand our development, regulatory and manufacturing operations, either by expanding our internal capabilities or contracting with other organizations to provide these capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures.

Failures or delays in the completion of our preclinical studies or the commencement and completion of our planned clinical trials of KLS-13019 or KLS-13023 could result in increased costs to us and could delay, prevent or limit our ability to generate revenue and continue our business.

To date, we have not commenced any clinical trials for KLS-13019 or KLS-13023. Successful completion of such clinical trials is a prerequisite to submitting an NDA to the FDA or an MAA to the EMA. Clinical trials are expensive, difficult to design and implement, can take many years to complete, and are uncertain as to outcome. A product candidate can unexpectedly fail at any stage of clinical development. The historic failure rate for product candidates is high due to scientific feasibility, safety, efficacy, changing standards of medical care and other variables. We expect to initiate clinical trials for KLS-13019 and KLS-13023 in 2022 and/or 2023. However, we do not know whether our clinical trials will begin or be completed on schedule, if at all, as the commencement and completion of clinical trials can be delayed or prevented for a number of reasons, including, among others:

•	delays in reaching or failing to reach agreement on acceptable terms with prospective clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different clinical trial sites;
•	delays or inability in manufacturing or obtaining sufficient quantity or quality of a product candidate or other materials necessary to conduct clinical trials due to regulatory and manufacturing constraints;
•	difficulties obtaining institutional review board, or IRB, DEA or comparable foreign regulatory authority, or ethics committee approval to conduct a clinical trial at a prospective site or sites;
•	challenges in recruiting and enrolling patients to participate in clinical trials, including the size and nature of the patient population, the proximity of patients to clinical trial sites, eligibility criteria for the clinical trial, the nature of the clinical trial protocol, the availability of approved effective treatments for the relevant indication and competition from other clinical trial programs for similar indications;
•	severe or unexpected toxicities or drug-related side effects experienced by patients in our clinical trials or by individuals using drugs similar to our product candidates;
•	DEA or comparable foreign regulatory authority-related recordkeeping, reporting or security violations at a clinical trial site, leading the DEA, state authorities or comparable foreign regulatory authorities to suspend or revoke the site’s controlled substance license and causing a delay or termination of planned or ongoing clinical trials;
•	regulatory concerns with cannabinoid products generally and the potential for abuse of those products;
•	difficulties retaining patients who have enrolled in a clinical trial who may withdraw due to lack of efficacy, side effects, personal issues or loss of interest;
•	ambiguous or negative interim results; or
•	lack of adequate funding to continue the clinical trial.

In addition, a clinical trial may be suspended or terminated by us, the FDA, IRBs, ethics committees, data safety monitoring board or other foreign regulatory authorities overseeing the clinical trial at issue or other regulatory authorities due to a number of factors, including, among others:

•	failure to conduct the clinical trial in accordance with regulatory requirements or our clinical trial protocols;
•	inspection of the clinical trial operations or clinical trial sites by the FDA, the DEA, the EMA or other foreign regulatory authorities that reveals deficiencies or violations that require us to undertake corrective action, including the imposition of a clinical hold;
•	unforeseen safety issues, including any safety issues that could be identified in our ongoing toxicology studies;
•	adverse side effects or lack of effectiveness; and
•	changes in government regulations or administrative actions.

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

We are not permitted to market our product candidates in the United States or the European Union until we receive approval of an NDA from the FDA or an MAA from the EMA, respectively, or in any foreign countries until we receive the requisite approval from such countries. Prior to submitting an NDA to the FDA or an MAA to the EMA for approval of our product candidates, we will need to complete our ongoing preclinical studies, as well as Phase 1, Phase 2 and Phase 3 clinical trials. We are still conducting preclinical studies and have not yet commenced our clinical program or tested KLS-13019 or KLS-13023 in humans. For KLS-13019, we plan to conduct Phase 1, and possibly Phase 2, clinical in the U.S. or Australia, subject to applicable regulatory approval. We plan to conduct our Phase 1 clinical trials for KLS-13023 in U.S. or Australia, subject to applicable regulatory approval. We plan to submit NDAs for KLS-13019 and KLS-13023 to the FDA upon completion of all requisite clinical trials. Successfully initiating and completing our clinical program and obtaining approval of an NDA or MAA is a complex, lengthy, expensive and uncertain process, and the FDA or EMA may delay, limit or deny approval of our product candidates for many reasons, including, among others, because:

•	we may not be able to demonstrate that our product candidates are safe and effective in treating patients to the satisfaction of the FDA or EMA;
•	the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA or EMA for marketing approval;
•	the FDA or EMA may disagree with the number, design, size, conduct or implementation of our clinical trials;
•	the FDA or EMA may require that we conduct additional clinical trials;
•	the FDA or EMA or other applicable foreign regulatory authorities may not approve the formulation, labeling or specifications of our product candidates;
•	the contract research organizations, or CROs, and other contractors that we may retain to conduct our clinical trials may take actions outside of our control that materially adversely impact our clinical trials;
•	the FDA or EMA may find the data from preclinical studies and clinical trials insufficient to demonstrate that KLS-13019’s or KLS-13023’s clinical and other benefits outweigh its safety risks;
•	the FDA or EMA may disagree with our interpretation of data from our preclinical studies and clinical trials;
•	the FDA or EMA may not accept data generated at our clinical trial sites or may disagree with us over whether to accept efficacy results from clinical trial sites outside the United States where the standard of care is potentially different from that in the United States;
•	if and when our NDAs or MAAs are submitted to the FDA or EMA, as applicable, the regulatory agency may have difficulties scheduling the necessary review meetings in a timely manner, may recommend against approval of our application or may recommend or require, as a condition of approval, additional preclinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions;
•	the FDA may require development of a Risk Evaluation and Mitigation Strategy, or REMS, which would use risk minimization strategies beyond the professional labeling to ensure that the benefits of certain prescription drugs outweigh their risks, as a condition of approval or post-approval, and the EMA may grant only conditional approval or impose specific obligations as a condition for marketing authorization, or may require us to conduct post-authorization safety studies;
•	the FDA, EMA, DEA or other applicable foreign regulatory agencies may not approve the manufacturing processes or facilities of third-party manufacturers with which we contract or DEA or other applicable foreign regulatory agency quotas may limit the quantities of controlled substances available to our manufacturers; or
•	the FDA or EMA may change their approval policies or adopt new regulations.

On September 27, 2018, the DOJ and DEA announced that Epidiolex, the newly approved medication by the Food & Drug Administration, was being placed in Schedule V of the Controlled Substances Act, the least restrictive schedule of the federal CSA. On June 26, 2018, the FDA announced it approved Epidiolex for the treatment of seizures associated with two rare and severe forms of epilepsy, Lennox-Gastaut syndrome and Dravet syndrome, in patients two years of age and older. Epidiolex contains CBD. The CBD in Epidiolex is extracted from the cannabis plant and is the first FDA-approved drug to contain a purified extract from the plant. Schedule V drugs represent the least potential for abuse. Schedule V drugs, substances, or chemicals are defined as drugs with lower potential for abuse than Schedule IV and consist of preparations containing limited quantities of certain narcotics. Schedule V drugs are generally used for antidiarrheal, antitussive, and analgesic purposes. Some examples of Schedule V drugs are: cough preparations with less than 200 milligrams of codeine or per 100 milliliters (Robitussin AC), Lomotil, Motofen, Lyrica, Parepectolin.

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

Therapeutic Goods Administration (TGA)

Clinical trials conducted in Australia are subject to various regulatory controls to ensure the safety of clinical trial participants. The TGA regulates the use of therapeutic goods supplied in clinical trials in Australia under the therapeutic goods legislation. Clinical trial sponsors must comply with various import, export, manufacture and supply requirements promulgated by the TGA, the compliance with which are not always clear and require a significant amount of subjective interpretation on the part of the Australian clinical trial sponsor.

In 2014, the Australian Advisory Council on Medicines Scheduling recommended rescheduling CBD from a prohibited substance to being a prescription medicine because, according to the Advisory Council on Medicines Scheduling, “there is a low risk of misuse or abuse as cannabidiol does not possess psychoactive properties.” The TGA accepted this recommendation and the decision took effect in July 2015. From 1 July 2015, CBD has been included under Schedule 4 (S4) Prescription Only Medicine of the Poisons Standard when preparations for therapeutic use contain 2% or less of other cannabinoids found in cannabis.

In February 2016, the Australian Federal Government passed legislation that amended the Narcotic Drugs Act, allowing the supply of suitable medicinal cannabis products for the management of painful and chronic conditions. This legislation does not relate to the decriminalization of cannabis for general cultivation or recreational use and it does not include the provision of medicinal grade herbal cannabis, only processed, non-smokable medicinal grade products. Much of the detail remains unclear. For example, the legislation does not specify which products will be covered under the amendment, and it does not specify which particular conditions or symptoms will be eligible for treatment with cannabis-based products. Before products can be prescribed, they must be registered with the TGA or, in rare circumstances, receive special approval from the TGA. The registration process requires evidence of testing and efficacy, and it is therefore unlikely Australia will see a TGA registered medicinal cannabis product that GPs can prescribe any time soon.

Whilst there are currently no cannabis-based products that are lawfully produced in Australia, the medicinal use of pharmaceutical products containing cannabinoids is not prohibited, as long as authorization for prescribing is granted from the TGA and at this point in time, NSW Health.

 Despite the 2016 legislation discussed above, there are many factors, a significant number of which are beyond our control, that could jeopardize our ability to obtain regulatory approval to commence our KLS-13019 and KLS-13023 clinical trials in Australia. If we are unable to obtain the necessary regulatory approvals in Australia, we will have to consider alternative locations for our clinical trials, including the United States, which may be more costly or have stringent regulatory requirements of their own, and which would likely delay aspects of our development plan.

We plan to conduct clinical trials for KLS-13019 and KLS-13023 outside the United States and the FDA may not accept data from such trials.

We plan to conduct clinical trials outside the United States. For KLS-13019, we plan to conduct Phase 1, and possibly Phase 2, clinical trials in Australia, subject to applicable regulatory approval. We plan to conduct our Phase 1 clinical trials for KLS-13023 in U.S. or Australia, subject to applicable regulatory approval. We plan to submit NDAs for KLS-13019 or KLS-13023 to the FDA upon completion of all requisite clinical trials. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of such study data by the FDA is subject to certain conditions. For example, the clinical trial must be conducted in accordance with Good Clinical Practices (“GCP”) requirements, and the FDA must be able to validate the data from the clinical trial through an onsite inspection if it deems such inspection necessary. Where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will not approve the application on the basis of foreign data alone unless those data are applicable to the U.S. population and U.S. medical practice, the clinical trials were performed by clinical investigators of recognized competence, and the data is considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, such clinical trials would be subject to the applicable local laws of the foreign jurisdictions where the clinical trials are conducted. There can be no assurance the FDA will accept data from clinical trials conducted outside of the United States. If the FDA does not accept any such data, it would likely result in the need for additional clinical trials, which would be costly and time-consuming and delay aspects of our development plan. In addition, the conduct of clinical trials outside the United States could have a significant impact on us. Risks inherent in conducting international clinical trials include:

•	foreign regulatory requirements that could burden or limit our ability to conduct our clinical trials;
•	administrative burdens of conducting clinical trials under multiple foreign regulatory schema;
•	foreign exchange fluctuations;
•	manufacturing, customs, shipment and storage requirements;
•	cultural differences in medical practice and clinical research; and
•	diminished protection of intellectual property in some countries.

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

In addition, manufacturers of therapeutic products and their facilities are subject to continual review and periodic inspections by the FDA, the EMA and other comparable foreign regulatory authorities for compliance with current good manufacturing practices (“cGMP”) regulations. Further, manufacturers of controlled substances must obtain and maintain necessary DEA and state registrations and registrations with applicable foreign regulatory authorities, and must establish and maintain processes to ensure compliance with DEA and state requirements and requirements of applicable foreign regulatory authorities governing, among other things, the storage, handling, security, recordkeeping and reporting for controlled substances. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may, among other things:

•	issue untitled letters or winning letters;
•	mandate modifications to promotional materials or require us to provide corrective information to healthcare practitioners;
•	require us to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;
•	seek an injunction or impose civil or criminal penalties or monetary fines;
•	suspend or withdraw regulatory approval;
•	suspend any ongoing clinical trials;
•	refuse to approve pending applications or supplements to applications filed by us; or
•	require us to initiate a product recall.

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

We expect that KLS-13023 will be scheduled as Schedule II or III, as a result of which we will also need to identify wholesale distributors with the appropriate DEA registrations and authority to distribute the products to pharmacies and other healthcare providers, and these distributors would need to obtain Schedule II or III distribution registrations. The failure to obtain, or delay in obtaining, or the loss of any of those registrations could result in increased costs to us. If KLS-13023 is scheduled as a Schedule II drug, pharmacies would have to maintain enhanced security with alarms and monitoring systems and adhere to recordkeeping and inventory requirements. This may discourage some pharmacies from carrying the product. Furthermore, state and federal enforcement actions, regulatory requirements, and legislation intended to reduce prescription drug abuse, such as the requirement that physicians consult a state prescription drug monitoring program, may make physicians less willing to prescribe, and pharmacies to dispense, Schedule II products.

We may manufacture the commercial supply of KLS-13023 outside of the United States. If KLS-13023 is approved by the FDA and classified as a Schedule II or III substance, an importer can import for commercial purposes if it obtains from the DEA an importer registration and files an application with the DEA for an import permit for each import. The DEA provides annual assessments/estimates to the International Narcotics Control Board, which guides the DEA in the amount of controlled substances that the DEA authorizes to be imported. The failure to identify an importer or obtain the necessary import authority, including specific quantities, could affect the availability of KLS-13023 and have a material adverse effect on our business, results of operations and financial condition. In addition, an application for a Schedule II importer registration must be published in the Federal Register, and there is a waiting period for third party comments to be submitted.

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

We currently obtain the API for KLS-13023 from a bulk manufacturer of pharmaceutical grade API in Switzerland. For KLS-13023, we plan to conduct Phase 1 clinical trials in the U.S. or Australia, subject to applicable regulatory approval. In addition, we may decide to develop, manufacture or commercialize our product candidates in additional countries. As a result, KLS-13023 will also be subject to controlled substance laws and regulations from the TGA in Australia, Health Canada’s Office of Controlled Substances in Canada, and from other regulatory agencies in other countries where we may develop, manufacture or commercialize KLS-13023 in the future. We plan to submit NDA for KLS-13023 to the FDA upon completion of all requisite clinical trials and will require additional DEA approvals at such time as well.

KLS-13023 is a formulation that does contain CBD. At present, CBD is deemed a Schedule 1 controlled substance by the U.S. Drug Enforcement Agency under the CSA. And like the drug molecule EpidiolexÒ, which was recently approved by the FDA for marketing and sale for use in treating Dravet’s Syndrome and Lennox-Gasteau Syndrome (forms of child epilepsy), KLS-13023 would need to follow the guidance set forth by the CSA, complete a successful human clinical trial and apply for rescheduling, as was the case with EpidiolexÒ, now a Schedule 5 drug.

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

The Cole Memo was a guide for United States attorneys and did not alter in any way the DOJ’s authority to enforce federal law, including federal laws relating to cannabis, regardless of state law. As described below, as a result of the issuance of the Sessions Memo by the Department of Justice on January 4, 2018, the Cole memo was rescinded. We cannot provide assurance that our actions are or will be in compliance with the Cole Memo, the Sessions Memo or any other laws or regulations that currently exist or may be amended or adopted in the future.

On January 4, 2018, former Attorney General Jefferson B. Sessions, III issued a memo on federal marijuana enforcement policy announcing a return to the rule of law and the rescission of previous nationwide guidance by the DOJ (including, but not limited to, the Cole Memo). In the memorandum, Attorney General Jefferson Sessions directs all U.S. attorneys to enforce the laws enacted by Congress and to follow well established principles when pursuing prosecutions related to marijuana activities. These principles include weighing all relevant considerations, including federal law enforcement priorities set by the Attorney General, the seriousness of the crime, the deterrent effect of criminal prosecution, and the cumulative impact of particular crimes on the community. The effect of this memo was to shift federal policy from a hands-off approach adopted by the Obama administration to permitting federal prosecutors across the country to determine how to prioritize resources to regulate marijuana possession, distribution and cultivation in states where marijuana use is legal.

Although the Obama administration determined that it was not an efficient use of resources to direct Federal law enforcement agencies to prosecute those lawfully abiding by state laws allowing the use and distribution of medical and recreational cannabis, the last administration issued the Sessions Memo announcing a return to the rule of law and the rescission of previous guidance documents. The Sessions Memo rescinds the Cole Memo, which was adopted by the Obama administration as a policy of non-interference with marijuana-friendly state laws. The Sessions Memo shifts federal policy from a hands-off approach adopted by the Obama administration to permitting federal prosecutors across the country to decide how to prioritize resources to regulate marijuana possession, distribution and cultivation in states where marijuana use is regulated. The current administration has not yet weighed in on the issue of enforcement of federal laws related to the use and distribution of medical and recreational cannabis, and it is currently unknow what their stance is likely to be if and when they do.

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

On March 11, 2021, the chairman of the House Judiciary Committee, announced that the Marijuana Opportunity, Reinvestment and Expungement (MORE) Act, introduced in 2019, which passed in the U.S. House of Representatives in December 2020, will be re-filed in 2021, seeking ratification by the Senate.

If passed by the U.S. Senate, the MORE Act would de-schedule cannabis from the Controlled Substances Act and enact various criminal and social justice reforms to cannabis, including the expungement of prior convictions. The MORE Act also seeks to tax cannabis products at 5% to fund criminal and social reform projects, including an Office of Cannabis Justice within the Department of Justice Office of Justice Programs responsible for administering grants to aid communities negatively affected by the war on drugs. (See: Controlled Substances Laws and Regulations)

Product shipment delays could have a material adverse effect on our business, results of operations and financial condition.

The shipment, import and export of KLS-13023 and the API used to manufacture KLS-13023 will require import and export licenses. In the United States, the FDA, U.S. Customs and Border Protection, and the DEA, and in Canada, where our API is manufactured, the Canada Border Services Agency and Health Canada, and in Australia, where we intend to commence clinical trials, the Australian Customs and Board Protection Service and the Therapeutic Goods Administration, and in other countries, similar regulatory authorities, regulate the import and export of pharmaceutical products that contain controlled substances. Specifically, the import and export process requires the issuance of import and export licenses by the relevant controlled substance authority in both the importing and exporting country. We may not be granted, or if granted, maintain, such licenses from the authorities in certain countries. Even if we obtain the relevant licenses, shipments of API and our product candidates may be held up in transit, which could cause significant delays and may lead to product batches being stored outside required temperature ranges. Inappropriate storage may damage the product shipment, resulting in delays in clinical trials or, upon commercialization, a partial or total loss of revenue from one or more shipments of API or KLS-13023. A delay in a clinical trial or, upon commercialization, a partial or total loss of revenue from one or more shipments of API or KLS-13023 could have a material adverse effect on our business, results of operations and financial condition.

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

In the United States there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities, or affect our ability to profitably sell any product candidates for which we obtain marketing approval.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or Affordable Care Act, among other things, imposes a significant annual fee on companies that manufacture or import branded prescription drug products. It also contains substantial provisions intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers, and impose additional health policy reforms, any of which could negatively impact our business. Certain of provisions have only recently become effective, but the Affordable Care Act is likely to continue the downward pressure on pharmaceutical and medical device pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

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

On December 2, 2017, the U.S. Senate passed the Tax Cut and Jobs Act of 2017. The Senate bill repealed the individual mandate that requires all Americans under 65 to have health insurance or pay a penalty, effective starting in 2019. The CBO initially estimated that 13 million fewer persons would have health insurance by 2025, including 8 million fewer on the Affordable Care Act exchanges and 5 million fewer on Medicaid. Fewer persons with healthcare means lower costs for the government, so CBO estimated over $300 billion in savings. This allowed Republicans to increase the size of the tax cuts in the bill. Health insurance premiums on the exchanges could rise as much as 10 percentage points more than they would otherwise. CBO later revised this estimate in 2018 to 7 million fewer insured by 2026.

In addition to these changes, the corporate tax rate was reduced from 35% to 21%, while some related business deductions and credits were either reduced or eliminated. The Act also changes the U.S. from a global to a territorial tax system with respect to corporate income tax. Instead of a corporation paying the U.S. tax rate (35%) for income earned in any country (less a credit for taxes paid to that country), each subsidiary would pay the tax rate of the country in which it is legally established.

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

Our relationships with customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse, and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval. As a pharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. Restrictions under applicable federal and state healthcare laws and regulations that may affect our ability to operate include the following:

•	the U.S. federal healthcare Anti-Kickback Statute impacts our marketing practices, educational programs, pricing policies and relationships with healthcare providers or other entities, by prohibiting, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;
•	federal civil and criminal false claims laws and civil monetary penalty laws impose criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent (including through impermissible promotion of our products for off-label uses) or making a false statement or record to avoid, decrease or conceal an obligation to pay money to the federal government;
•	the U.S. federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also created federal criminal laws that prohibit knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services;
•	HIPAA, and the rules and regulations promulgated thereunder, establish federal standards for maintaining the privacy and security of certain patient health information known as Protected Health Information, or PHI. As amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, HIPAA establishes federal standards for administrative, technical and physical safeguards relevant to the electronic transmission of PHI and imposes notification obligations in the event of a breach of the privacy or security of PHI. In addition to adhering to the requirements of HIPAA, entities considered “covered entities” under HIPAA (such as health plans, healthcare clearinghouses, and certain healthcare providers) are required to obtain assurances in the form of a written contract from certain business associates to which they transmit PHI (or who create, receive, transmit or maintain PHI on the covered entity’s behalf) to ensure that the privacy and security of such information is maintained in accordance with HIPAA requirements. HITECH made changes to HIPAA including extending the reach of HIPAA beyond HIPAA covered entities to business associates, increased the maximum civil monetary penalties for violations of HIPAA, and granted enforcement authority to state attorneys general. Failure to comply with HIPAA/HITECH can result in civil and criminal liability, including civil monetary penalties, fines and imprisonment;
•	the U.S. federal physician payment transparency requirements under the Affordable Care Act require applicable manufacturers of covered drugs, devices, biologics and medical supplies to report annually to HHS information related to payments and other transfers of value to physicians, certain other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and certain other healthcare providers and their immediate family members and applicable group purchasing organizations; and
•	analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and certain other healthcare providers or marketing expenditures. Additionally, state and foreign laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA/HITECH, thus complicating compliance efforts.

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

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse, or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any physicians or other healthcare providers or entities with whom we expect to do business are found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

In addition, the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our internal control policies and procedures may not protect us from reckless or negligent acts committed by our employees, future distributors, licensees or agents. Violations of these laws, or allegations of such violations, could result in fines, penalties or prosecution and have a negative impact on our business, results of operations and reputation.

 Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could subject us to significant liability and harm our reputation.

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with DEA, FDA or EMA regulations or similar regulations of other foreign regulatory authorities, or to provide accurate information to the DEA, FDA, EMA or other foreign regulatory authorities. In addition, misconduct by employees could include intentional failures to comply with certain manufacturing standards, to comply with U.S. federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities, to report financial information or data accurately, or to disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We plan to adopt, and will implement and enforce, a Code of Business Conduct and Ethics, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity, such as employee training on enforcement of the Code of Business Conduct and Ethics, may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

If we are unable to develop sales, marketing and distribution capabilities or enter into agreements with third parties to perform these functions on acceptable terms, we may be unable to generate revenue.

We do not currently have any sales, marketing or distribution capabilities. If KLS-13019 or KLS-13023 is approved, we will need to develop internal sales, marketing and distribution capabilities to commercialize such products, which would be expensive and time-consuming, or enter into collaborations with third parties to perform these services. If we decide to market our products directly, we will need to commit significant financial and managerial resources to develop a marketing and sales force with technical expertise and supporting distribution, administration and compliance capabilities. If we rely on third parties with such capabilities to market our products or decide to co-promote products with collaborators, we will need to establish and maintain marketing and distribution arrangements with third parties, and there can be no assurance that we will be able to enter into such arrangements on acceptable terms, or at all. In entering into third-party marketing or distribution arrangements, any revenue we receive will depend upon the efforts of the third parties, and there can be no assurance that such third parties will establish adequate sales and distribution capabilities or be successful in gaining market acceptance of any approved product. If we are not successful in commercializing any product approved in the future, either on our own or through third parties, our business, financial condition and results of operations could be materially adversely affected.

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

KLS-13023 is a formulation that contains CBD. At present, CBD is deemed a Schedule 1 controlled substance by the DEA under the CSA. Like the drug molecule EpidiolexÒ, which was recently approved by the FDA for marketing and sale for use in treating Dravet’s Syndrome and Lennox-Gasteau Syndrome (forms of child epilepsy), KLS-13023 would need to follow the guidance set forth by the CSA, complete a successful human clinical trial and apply for rescheduling, as was the case with EpidiolexÒ, now a Schedule 5 drug.

On January 14, 2019, we received written notice from the DEA Drug and Chemical Evaluation Section, as follows: “Please be advised that your material meets the definition of ‘Hemp’ and is not regulated under the CSA, as long as it consists of high purity Cannabidiol (CBD) that contains approximately 0.1% delta-9- THC. (However, if it contains more than 0.3% delta-9 THC, it is considered ‘Marihuana’ and would be in Schedule 1 of the CSA).” While this notice is an official notice from the DEA regarding the scheduling of high purity CBD, we will continue to abide by the CSA in all respects with regards to its treatment and handling of CBD.

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

We are aware of multiple companies that are working in the cannabis therapeutic area, including pharmaceutical companies such as GW Pharmaceuticals PLC (“GW”), which markets Sativex, a botanical cannabinoid oral mucosal for the treatment of spasticity due to multiple sclerosis and which is also in development in neuropathic pain in several foreign countries and is seeking FDA approval in the United States, and is developing Epidiolex, a liquid formulation of highly purified CBD extract, as a treatment for Dravet’s Syndrome, Lennox Gastaut Syndrome, and various childhood epilepsy syndromes; Insys Therapeutics, Inc., which is seeking FDA approval for an orally-administered liquid formulation of its synthetic CBD molecule as a treatment for Dravet’s Syndrome, Lennox Gastaut Syndrome, and other childhood epilepsy syndromes; and Nemus Bioscience, Inc., which is focused on the discovery, development and commercialization of cannabis therapeutics.

On September 27, 2018, the DOJ and DEA announced that Epidiolex, the recently approved medication by the FDA, is being placed in Schedule V of the CSA, the least restrictive schedule of the CSA. On June 26, 2018, the FDA announced it approved Epidiolex for the treatment of seizures associated with two rare and severe forms of epilepsy, Lennox-Gastaut syndrome and Dravet syndrome, in patients two years of age and older. Epidiolex contains CBD. The CBD in Epidiolex is extracted from the cannabis plant, and is the first FDA-approved drug to contain a purified extract from the plant. Schedule V drugs represents the least potential for abuse.

We are also aware of Zynerba Pharmaceuticals, Inc. and its patent-protected synthetic transdermal cannabinoid product candidates, ZYN002 and ZYN001. These cannabinoid product candidates represent cannabinoid therapeutics for several indications, including refractory epilepsy, FXS, OA, fibromyalgia and peripheral neuropathic pain. According to Zynerba Pharmaceuticals, Inc., ZYN002 is the first and only synthetic CBD formulated as a permeation-enhanced gel for transdermal delivery, and is patent-protected through 2030.

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

Our planned use of KLS-13019 and KLS-13023 in clinical trials and the sale of KLS-13019 and KLS-13023, if approved, exposes us to the risk of product liability claims. Product liability claims might be brought against us by patients, healthcare providers or others selling or otherwise coming into contact with KLS-13019 or KLS-13023. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, including as a result of interactions with alcohol or other drugs, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we become subject to product liability claims and cannot successfully defend ourselves against them, we could incur substantial liabilities. In addition, regardless of merit or eventual outcome, product liability claims may result in, among other things:

•	withdrawal of patients from our clinical trials;
•	substantial monetary awards to patients or other claimants;
•	decreased demand for KLS-13019 or KLS-13023 following marketing approval, if obtained;
•	damage to our reputation and exposure to adverse publicity;
•	increased FDA or EMA warnings on product labels;
•	significant litigation costs;
•	distraction of management’s attention from our primary business;
•	loss of revenue; and
•	the inability to successfully commercialize KLS-13019 or KLS-13023, if approved.

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

Our prospective CROs are not our employees, and except for remedies available to us under future agreements with such prospective CROs, we cannot control whether or not they devote sufficient time and resources to our ongoing clinical and preclinical programs. If the prospective CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. As a result, our operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.

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

We rely on third-party manufacturers and suppliers, and we intend to rely on third parties to produce preclinical, clinical and commercial supplies of active pharmaceutical ingredients, or APIs, for KLS-13019 and KLS-13023.

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

We expect to continue to rely on third-party manufacturers if we receive regulatory approval for any product candidate. To the extent that we have existing, or enter into future, manufacturing arrangements with third parties, we will depend on these third parties to perform their obligations in a timely manner consistent with contractual and regulatory requirements, including those related to quality control and assurance. If we are unable to obtain or maintain third-party manufacturing for product candidates, or to do so on commercially reasonable terms, we may not be able to develop and commercialize our product candidates successfully. Our or a third party’s failure to execute on our manufacturing requirements could adversely affect our business in a number of ways, including:

•	an inability to initiate or continue preclinical studies or clinical trials of product candidates under development;
•	delay in submitting regulatory applications, or receiving regulatory approvals, for product candidates;
•	loss of the cooperation of a collaborator;
•	subjecting our product candidates to additional inspections by regulatory authorities; and
•	in the event of approval to market and commercialize a product candidate, an inability to meet commercial demands for our products.

If a collaborative partner terminates or fails to perform its obligations under an agreement with us, the commercialization of KLS-13019 or KLS-13023, if approved, could be delayed or terminated.

We are not currently party to any collaborative arrangements for the commercialization of KLS-13019 or KLS-13023, if approved, or similar arrangements, although we may pursue such arrangements before any commercialization of KLS-13019 or KLS-13023, if approved. If we enter into future collaborative arrangements for the commercialization of any product candidate or similar arrangements and any of our collaborative partners does not devote sufficient time and resources to a collaboration arrangement with us, we may not realize the potential commercial benefits of the arrangement, and our results of operations may be materially adversely affected. In addition, if any such future collaboration partner were to breach or terminate its arrangements with us, the commercialization of any product candidate could be delayed, curtailed or terminated.

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

We rely on third parties to supply the materials for, and manufacture our APIs for, our preclinical and clinical trials. There are only a limited number of suppliers and manufacturers of our APIs and our ability to obtain these materials could be disrupted if the operations of these manufacturers are affected by earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions. We also rely on CROs, clinical data management organizations and consultants to design, conduct, supervise and monitor preclinical studies of our product candidates and will do the same for our planned clinical trials. If their facilities are unable to operate because of an accident or incident, even for a short period of time, some or all of our research and development programs may be harmed or delayed and our operations and financial condition could suffer.

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

The USPTO, and various foreign national or international patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. Periodic maintenance fees on any issued patent are due to be paid to the USPTO and various foreign national or international patent agencies in several stages over the lifetime of the patent. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of patent rights include, but are not limited to, failure to timely file national and regional stage patent applications based on our international patent application, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we fail to maintain the patents and patent applications covering our product candidates, our competitors might be able to enter the market, which would have a material adverse effect on our business.

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

Filing, prosecuting and defending patents on all of our product candidates throughout the world would be prohibitively expensive. Therefore, we have filed applications and/or obtained patents only in key markets such as the United States, Canada, Japan and parts of Europe. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may be able to export otherwise infringing products to territories where we have patent protection but where enforcement is not as strong as that in the United States. These products may compete with our products in jurisdictions where we do not have any issued patents and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

•	others may be able to make molecules that are the same as or similar to our product candidates but that are not covered by the claims of the patents that we own;
•	we might not have been the first to make the inventions covered by the issued patents or pending patent applications that we own;
•	we might not have been the first to file patent applications covering certain of our inventions;
•	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
•	it is possible that our pending patent applications will not lead to issued patents;
•	issued patents that we own may not provide us with any competitive advantages, or may be held invalid or unenforceable as a result of legal challenges;
•	our competitors might conduct research and development activities in the United States and other countries that provide a safe harbor from patent infringement claims for certain research and development activities, as well as in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
•	we may not develop additional proprietary technologies that are patentable; and
•	the patents of others may have an adverse effect on our business.

Risks Related to Ownership of Our Common Stock

We do not know whether an active, liquid and orderly trading market will develop for our common stock or what the market price of our common stock will be, and as a result, it may be difficult for you to sell your shares of our common stock.

Historically, there has not been an active market for shares of our common stock. An active trading market for our shares may never develop or be sustained in the future. The lack of an active market may impair the ability of our stockholders to sell their shares at the time and at such price as they consider reasonable. The lack of an active market may also reduce the fair market value of shares of our common stock. Further, an inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into collaborations or acquire companies or products by using our shares of common stock as consideration.

The market price of our stock may be volatile, and stockholders could lose all or part of their investment.

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this annual report, these factors include, without limitation:

•	trading volatility of low-priced stock;
•	the success of competitive products;
•	regulatory actions with respect to our product candidates or our competitors’ products and product candidates;
•	actual or anticipated changes in our growth rate relative to our competitors;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
•	results of clinical trials of KLS-13019, KLS-13023 or product candidates of our competitors;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to our preclinical and clinical development programs;
•	the results of our efforts to in-license or acquire additional product candidates or products;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	share price and volume fluctuations attributable to inconsistent trading volume levels of our common stock;
•	announcement or expectation of additional financing efforts;
•	sales of our common stock by us, our insiders or our other stockholders;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical sector; and
•	general economic, industry and market conditions.

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

The market price of our common stock may be volatile, and in the past certain companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

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

As of March 30, 2021, our executive officers, directors, and holders of 5.0% or more of our capital stock collectively beneficially owned approximately 71.10% of our voting stock. This concentration of ownership could harm the market price of our common stock by:

•	delaying, deferring or preventing a change in control of our company;
•	impeding a merger, consolidation, takeover or other business combination involving our company; or
•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We do not own any real estate.

Our principal executive offices are located at 3805 Old Easton Road, Doylestown, PA 18902. Our telephone number at that address is (858) 883-2642. We have additional offices located at 4 Knoll Court, Lloyd Harbor, N.Y. 11743. On April 1, 2014, we entered into a one year lease arrangement for office space, with the option to renew the lease annually, which we have continued to do. The monthly rent payment is currently $5,600, and we provided a security deposit of $15,000. The lease has been renewed through May 2022.

On September 15, 2015, we entered into a one year lease arrangement for additional office space, the lease was extended and is scheduled to expire on September 30, 2021. The monthly rent payment is $359, and we provided a security deposit of $183.

On February 1, 2018, we entered into a month to month lease arrangement for laboratory space. The monthly rent payment is $500.

On July 1, 2018, we entered into a one year lease arrangement for additional office space, with the option to renew the lease annually. On September 1, 2018, we subleased this office space to a third party. The subleasee will pay 50% of the rent until expiration of lease on June 30, 2021. The monthly rent payment is $2,723, and we provided a security deposit of $2,121.

We believe that these premises are suitable for the conduct of our business, and that our existing facilities are sufficient to accommodate our current and future operations, at least in the near-term.

ITEM 3. LEGAL PROCEEDINGS.

On or about September 18, 2013, a lawsuit was filed by two individuals against the Company and the Company’s CEO. The plaintiffs allege that they provided business services to the Company in the amount of $150,000, including but not limited to providing strategic introductions to the Company and Mr. Petkanas and were seeking 17% of the issued and outstanding stock of the Company. The Company believed, at all times, that the allegations were without merit and vigorously defended itself.

On or about September 30, 2013, the Company and Mr. Petkanas filed a motion to dismiss all five causes of action alleged against the Company and Mr. Petkanas.

On May 12, 2014, the court dismissed all five causes of action alleged by one plaintiff against the Company and Mr. Petkanas.

On March 27, 2015, the court granted permission to this plaintiff to replead his complaint (the “Repleading Plaintiff”).

On July 14, 2015, the court denied the Repleading Plaintiff’s motion to reargue, affirming the dismissal of all of the Repleading Plaintiff’s causes of action, which left, three causes of action remain open relating to the remaining plaintiff (the “Remaining Plaintiff”).

In December 2016, the Company and Mr. Petkanas filed a motion for summary judgment to seek the court’s decision in dismissing the remainder of the claims alleged by the Remaining Plaintiff.

On June 30, 2017, the motion for summary judgment made by the Company and Mr. Petkanas was granted. All remaining causes of action by the Remaining Plaintiff were dismissed.

On February 7, 2018, the Remaining Plaintiff (the “Plaintiff-Appellant”) appealed from the June 30, 2017 decision and order of the lower court, which granted the Company’s and Mr. Petkanas’ (together, the “Defendants-Respondents”) motion for summary judgment dismissing all of Plaintiff-Appellant’s claims. In his amended complaint, Plaintiff-Appellant alleged the existence of an oral agreement between himself and the Company and Mr. Petkanas for the exchange of investments (including both money and services) from Plaintiff-Appellant in return for the transfer of 17% of the Company’s shares. However, Plaintiff-Appellant’s allegations consisted of nothing more than vague statements regarding what he promised to provide to the Company and to Mr. Petkanas in exchange for nearly one-fifth of the Company’s shares. After years of litigation, including extensive depositions and document exchanges, the evidence elicited by both parties failed to clarify either the precise terms of the alleged oral agreement or that Plaintiff-Appellant actually made any investments as he allegedly promised to do. In the lower court, the Company and Mr. Petkanas moved for summary judgment dismissing Plaintiff-Appellant’s claims based on certain undisputed facts: that no evidence existed to show that Plaintiff-Appellant–or Stone Engineering, P.C., which is Plaintiff-Appellant’s S Corporation–made any investment at all in the Company; that even if Plaintiff-Appellant did make any investments, the alleged agreement is unenforceable pursuant to General Obligations Law § 5-701(a)(1) (the Statue of Frauds) because the terms cannot be completed within one year; and the contract is unenforceable as a matter of hornbook law because Plaintiff-Appellant’s own testimony establishes that he and the Company and Mr. Petkanas never reached a “meeting of the minds” with respect to the contours of Plaintiff-Appellant’s supposed offer of investments or the time period for transferring the shares to Plaintiff-Appellant.

On appeal, Plaintiff-Appellant argues the lower court’s decision was wrong because: (1) it was based upon an erroneous finding that Plaintiff-Appellant lacks standing to recover his shares in the Company; and (2) enforcement of the alleged contract is not barred by the Statute of Frauds because (a) its terms were capable of being performed within one year and (b) the alleged agreement constitutes a securities contract under UCC § 8-113 that does not require a writing to be enforceable. However, in Opposition the Company and Mr. Petkanas argued that the lower court’s decision should primarily be affirmed based upon an argument raised by the Company and Mr. Petkanas in their motion: the undisputed evidence shows that there was no meeting of the minds between Plaintiff-Appellant, and the Company and Mr. Petkanas regarding the terms of the alleged oral agreement. Moreover, the terms of the alleged agreement that Plaintiff-Appellant himself asserted–if they are assumed to be true for purposes of the motion and appeal–indicate that it was impossible for him to perform his obligations within one year; and a review of UCC § 8-113 along with interpretive case law requires a conclusion that the alleged agreement in this case does not constitute the type of securities contract that does not require a writing to be enforceable. Thus, to the extent an oral agreement between Plaintiff-Appellant, and the Company and Mr. Petkanas was ever actually created, then its enforcement is barred by the Statute of Frauds—and the lower court’s decision to dismiss Plaintiff-Appellant’s claim seeking enforcement of the alleged oral agreement was properly reached for these reasons. Accordingly, the Company and Mr. Petkanas believed that the 2nd Department would affirm the lower court’s decision and order entirely.

On September 28, 2018, in an attempt to correct fatal flaws in the Plaintiff-Appellant’s original case dismissed on June 30, 2017, the Plaintiff-Appellant filed a new lawsuit against the Company and Mr. Petkanas, alleging much, if not all of, the same claims as in the original case filed by the Plaintiff-Appellant, a case which was dismissed on June 30, 2017. This new lawsuit now seeks, instead of the relief sought in the case previously dismissed, a sum of no less than $21,250,000.

Subsequently, the Company and Mr. Petkanas filed a motion to dismiss the new lawsuit on grounds of res judicata. The Plaintiff-Appellant filed a cross-motion for a stay.

On October 30, 2019, the Court ruled in favor of the Company and Mr. Petkanas, stating, “The motion to dismiss is granted to the extent that the matter is dismissed on the ground of res judicata, and cross-motion for a stay is denied, in accordance with the reasons set forth in the Court's oral decision of October 30, 2019, following oral argument. This constitutes the Decision and Order of this Court.”

On February 3, 2021, the 2nd Department entered a final decision and order with respect to the first case, affirming the lower court’s grant of the Company’s and Mr. Petkanas’ motion for summary judgment dismissing all of Plaintiff-Appellant’s remaining claims based on its finding that the parties never reached a “meeting of the minds” with respect to the contours of Plaintiff-Appellant’s supposed offer of investments or the time period for transferring the shares to Plaintiff-Appellant, and therefore no enforceable contract was formed.

To date, the Plaintiff-Appellant has not appealed the decision of the 2nd Department. However, if he does, we will continue to defend ourselves vigorously and believe that we will likely be successful in such defense.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTCQB Marketplace operated by the OTC Markets Group, Inc., under the ticker symbol “NPTX.” There was no established public trading market in our securities from the time of our initial public offering went effective on July 15, 2016 until a market established on or about December 5, 2019. Trading of securities on the OTCQB is often sporadic and investors may have difficulty buying and selling or obtaining market quotations.

The following table sets forth the reported high and low closing bid prices for our common stock as reported on the OTCQB for the following periods. These market quotations reflect inter-dealer prices, do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

	High	Low
Fiscal Year Ended December 31, 2020
First Quarter	$4.35	$.55
Second Quarter	$1.45	$.34
Third Quarter	$1.10	$.71
Fourth Quarter	$.76	$.14
Fiscal Year Ended December 31, 2019
Fourth Quarter (commencing December 5, 2019)	$6.90	$1.20

 Holders of Record

As of March 30, 2021, there were approximately 1,096 holders of record of our common stock. This number was derived from our shareholder records, and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Dividends

We have not paid, nor declared, any cash dividends since our inception and do not intend to declare or pay any such dividends in the foreseeable future. Our ability to pay cash dividends is subject to limitations imposed by state law.

Equity Compensation Plan Information

See Part III, Item 12. “Securities Ownership of Certain Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance under equity compensation plans.

Recent Sales of Unregistered Securities

None.

Issuer Repurchases of Equity Securities

We did not repurchase any shares of our common stock during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and operating results together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis and other parts of this Annual Report on Form 10-K contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other parts of this annual report. The last day of our fiscal year is December 31. Our fiscal quarters end on March 31, June 30, September 30, and December 31, and our current fiscal year ended on December 31, 2020.

Business Developments

The Company was originally incorporated in the State of Delaware on March 25, 2013 under the name TYG Solutions Corp. Our original business plan was to develop iPhone and Android smartphone apps for companies who need an app for their internal and external operations. We subsequently expanded our operations to offering corporate website design services.

On July 25, 2018, the Company entered into a Share Exchange Agreement with Kannalife Sciences, Inc., a Delaware corporation (“Kannalife Sciences”), and certain stockholders of Kannalife Sciences (the “Kannalife Sciences Stockholders”). Pursuant to the terms of the Share Exchange Agreement, the Company acquired substantially all of the issued and outstanding shares of Kannalife Sciences by means of a share exchange with the Kannalife Sciences Stockholders in exchange for newly issued shares of the common stock of the Company (the “Share Exchange”). As a result of the Share Exchange, Kannalife Sciences became a 99.7% owned subsidiary of the Company. The business operations of the Company regarding iPhone and Android smartphone apps was reduced significantly to focus efforts on target therapeutics and drug discovery, and accordingly, by virtue of the Share Exchange, the Company acquired the business of Kannalife Sciences including all of its assets. The Share Exchange was accounted for as a reverse acquisition and change in reporting entity, whereby Kannalife Sciences was the accounting acquirer.

On November 9, 2018, the Company filed an amendment to its certificate of incorporation with the Delaware Secretary of State to change its name to Kannalife, Inc. The Company concurrently submitted a request to FINRA for approval of the name change as well as a ticker symbol change to “KLFE” and such action went effective on January 17, 2019.

On November 4, 2020, the Company filed an amendment to its certificate of incorporation with the Delaware Secretary of State to change its name to “Neuropathix, Inc.” The Company concurrently submitted a request to FINRA for approval of the name change as well as a ticker symbol change from “KLFE” to “NPTX.” The Company’s name change and ticker symbol change was reviewed and processed by FINRA, and went effective November 6, 2020.

Kannalife Sciences was incorporated in the State of Delaware on August 11, 2010. Kannalife Sciences is a developmental stage phyto-medical/pharmaceutical and drug discovery company that specializes in the research, development of cannabinoid and cannabinoid-based therapeutic products derived from synthetic and botanical sources, including the Cannabis “taxa” (the word “taxa” is the plural of “taxon,” which defines a group of one or more populations of an organism or organisms to form a unit).

Business Overview

As a result of the Share Exchange, our core businesses are comprised of the following:

  A drug development company focused on the research and development (R&D) of synthetic and phyto-medical products from:

    naturally recurring sources, including but not limited to cannabis, hemp, and other similar species of plantae;

    semi-synthetic sources; and

    synthetic and bio-synthetic sources.

•	Drug discovery platform to evaluate and potentially treat neurological and oxidative stress related disorders such as OHE, CTE and CIPN with high quality assured, quality controlled cGMP pharmaceutical grade semi-synthetic and synthetic cannabinoids, CBD, and CBD-like molecules.

•	Topical skincare pre-clinical program designed to some of our patented, proprietary CBD-derived NCEs, for use as topical solutions, ointments, and creams for disorders such as diabetic neuropathies, diabetic ulcers, and for use as an anti-pruritic. Anti-pruritics are known as anti-itch drugs and medications that inhibit the itching often associated with a variety of disorders and diseases.

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

KLS-13019’s advanced formulation is designed to improve on some of the limitations associated with CBD, including but not limited to CBD’s low bioavailability and limited drug like properties. However, KLS-13019 has not been reviewed or approved for patient use by the FDA or any other healthcare authority in the world. Our pre-clinical studies suggest increased bioavailability, consistent plasma levels and the avoidance of first-pass liver metabolism. In addition, an in vitro study performed by us demonstrated that CBD is degraded to THC in an acidic environment such as the stomach.

In the past three years, our most recent research and development efforts have been centered on the use of KLS-13019 as a neuroprotectant and therapeutic agent to treat chronic and neuropathic pain. There is currently no FDA approved drug to treat CIPN. Our preclinical efforts in the research and development of treating CIPN with our lead compound KLS-13019 have been fostered by a successful study grant from NIH-NIDA that compared KLS-13019 to CBD in the prevention and reversal of neuropathic pain in animal models. As a result of the outcome of this and other preclinical studies, we believe there is strong evidence to support the use of KLS-13019 as a non-opioid solution to chronic and neuropathic pain in human clinical trials.

We intend to study KLS-13019 in patients with chemotherapy induced neuropathic pain, and we intend to study KLS-13023 in patients with mild traumatic brain injury. We believe that the claims made in the Pat. 9,611,213 and Pat. 10,004,722 sufficiently cover the use of the novel molecule KLS-13019 in the treatment of neuropathic pain, which is broadly defined and includes chemotherapy induced neuropathic pain (a/k/a: chemotherapy induced peripheral neuropathy).

To date, we have synthesized, pre-clinically tested and patented our proprietary CBD like NCEs, including KLS-13019, and also formulated a new CBD based molecule, KLS-13023. KLS-13023 is a target drug candidate that includes a synthetic CBD formulated in a gel capsule designed for potential use in humans, which is intended to enable more effective delivery of CBD. The formulation of this product is proprietary and currently held as a trade secret of the Company. CBD is the primary non-psychoactive component of cannabis. KLS-13023 has undergone a manufacturing feasibility study to improve some of the limitations associated with CBD, including but not limited to CBD’s low bioavailability and limited drug like properties and improvement of the delivery of CBD through the first pass in the gut and into the circulatory system. In our preclinical animal studies, KLS-13023 demonstrated effective intervention of neurodegeneration in the OHE disease state. We intend to study KLS-13023 in patients with mild traumatic brain injury. In addition, we expect that KLS-13023 will be classified by the FDA as an NCE. In our preclinical animal studies, KLS-13023 demonstrated effective intervention of neurodegeneration in the OHE disease state.

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

We plan to conduct our Phase 1, and possibly Phase 2, clinical trials for KLS-13019 in the U.S. or Australia, subject to applicable regulatory approval, and do not expect at this time to file an investigational new drug application, or IND, with the U.S. Food and Drug Administration, or the FDA, prior to the commencement of those clinical trials. We must file an IND with the FDA and receive approval from the U.S. Drug Enforcement Agency, or DEA, prior to commencement of any clinical trials in the United States.

Pharmacokinetic and Pharmacodynamic Comparison Between KLS-13019 and CBD

Results from PK and PD studies performed in evaluating CBD versus KLS-13019 have shown KLS-13019 to be superior in aqueous solubility (potential for drug absorption after oral administration); Log P (ratio which measures difference in solubility in two phases); bioavailability (proportion of the drug that enters the circulation); and C max at 10 mg/kg, p.o. (peak serum concentration).

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

Treatment with KLS-13019 alone, however, was 5-fold less toxic than CBD. Previous studies suggested that CBD targeted the Na+ Ca2+ (sodium-calcium) exchanger in mitochondria to regulate intracellular calcium levels, an important determinant of neuronal survival. After treatment with an inhibitor, the mNCX inhibitor (“CGP-37157”), no detectable neuroprotection from ethanol toxicity was observed for either CBD or KLS-13019. Furthermore, AM630 (a CB2 antagonist) significantly attenuated CBD-mediated neuroprotection, while having no detectable effect on KLS-13019 neuroprotection. Our studies indicated KLS-13019 was more potent and less toxic than CBD. Both molecules can act through mNCX. Based on these results, amongst other things, we believe that KLS-13019 may provide an alternative to CBD as a therapeutic candidate to treat disease associated with oxidative stress.

As previously noted, comparisons between CBD and KLS-13019 have been published in peer reviewed articles in ACS Medicinal Chemistry Letters (2016, 7, 424-428) and Journal of Molecular Neuroscience (14 August 2018).

Additional follow on studies recently published on May 10, 2019 in the Journal of Molecular Neuroscience have further advanced our studies on the mechanism of action for CBD and KLS-13019 in pre-clinical testing for the treatment of CIPN. The mechanism of action for CBD-and KLS-13019-mediated protection now has been explored with dissociated dorsal root ganglion (“DRG”) cultures using small interfering RNA (siRNA) to the mitochondrial Na+ Ca2+ exchanger-1 (“mNCX-1”). Treatment with this siRNA produced a 50–55% decrease in the immunoreactive (“IR”) area for mNCX-1 in neuronal cell bodies and a 72–80% decrease in neuritic IR area as determined with high-content image analysis. After treatment with 100 nM KLS-13019 and siRNA, DRG cultures exhibited a 75 ±5% decrease in protection from paclitaxel-induced toxicity, whereas siRNA studies with 10 μM CBD produced a 74± 3% decrease in protection. Treatment with mNCX-1 siRNA alone did not produce toxicity. The protective action of cannabidiol and KLS-13019 against paclitaxel-induced toxicity during a 5-h test period was significantly attenuated after a 4-day knockdown of mNCX-1 that was not attributable to toxicity. This data indicates that decreases in neuritic mNCX-1 corresponded closely with decreased protection after siRNA treatment. Pharmacological blockade of mNCX-1 with CGP-37157 produced complete inhibition of cannabinoid-mediated protection from paclitaxel in DRG cultures, supporting the observed siRNA effects on mechanism.

Sodium-Calcium Exchanger (“NCX”) (often denoted Na+/Ca2+ exchanger, NCX, or exchange protein) is an antiporter membrane protein that removes calcium from cells. The exchanger exists in many different cell types and animal species. The NCX is considered to be one of the most important cellular mechanisms for removing Ca2+ (calcium ions) from cells. The exchanger is usually found in the plasma membranes and the mitochondria and endoplasmic reticulum of excitable cells.

Mitochondria is a double-membrane-bound organelle found in most eukaryotic organisms. Mitochondria generate most of the cell’s supply of adenosine triphosphate (“ATP”), used as a source of chemical energy. ATP is a complex organic chemical that provides energy to drive many processes in living cells, including muscle contractions, nerve impulse propagation and chemical synthesis.

According to Fallon, et al. in the March/April 2006 edition of Clinical Medicine, pain is uncontrolled with opioid treatments in approximately 20% of patients with advanced cancer, or 420,000 people in the United States. There are currently no FDA approved non-opioid treatments for patients who do not respond to, or experience negative side effects with, opioid medications. We believe that KLS-13019 has the potential to address a significant unmet need in this large market by treating patients with a product that employs a differentiated non-opioid mechanism of action, and offers the prospect of pain relief without increasing opioid-related adverse side effects.

Clinical Timelines

As a result of the unprecedented effects of COVID-19, we have updated our clinical timelines to give effect to the significant interruption to business and financial operations worldwide as a result of the COVID-19 crisis. We will continue to monitor the progress of the shutdowns currently in effect, and revise our clinical timelines accordingly.

Product Candidate	Target Indication	Delivery Method	Current Development Status	Expected Next Steps
KLS-13019	Chemotherapy Induced	Oral Gel Capsule	Preclinical	2Q22: Initiate Phase 1
Peripheral Neuropathy
	Mild Traumatic Brain Injury	Oral Gel Capsule	Preclinical	1Q23: Initiate Phase 1
KLS-13023	Overt Hepatic Encephalopathy	Oral Gel Capsule	Preclinical	4Q22: Initiate Phase 1
	Mild Traumatic Brain Injury	Oral Gel Capsule	Preclinical	1Q23: Initiate Phase 1

With respect to certain other proprietary compounds underlying Pat. 9,611,213, we plan on pursuing topical solutions as potential relief creams and/or ointments for neuropathic pain, anti-inflammation, anti-pruritic and skin ulcers. We are considering commercialization routes that include, but are not limited to, filing and FDA Monograph and/or pursing a path to the marketplace through INCI certification and registration with the PCPC. In preclinical testing, certain molecules under Pat. 9,611,213 were screened for neuroprotection and may have the potential mechanism of action for reducing inflammation and neuropathic pain. These molecules indicate that they are more soluble than CBD, also deemed a neuroprotectant with potential anti-inflammatory properties. A molecule that is potentially more water soluble than CBD in this regard may be good candidate(s) for use in topical applications.

We believe that we will be able to raise sufficient capital to proceed forth with a Phase 1 human safety trial for the treatment of Chemotherapy Induced Peripheral Neuropathy. All preclinical work in this indication, including animal toxicity studies, are expected to be completed before the end of the second quarter 2021. We plan on entering into clinical trials sometime in the third quarter 2021.

Additionally, we believe that we will be able to raise sufficient capital to proceed forth with a Phase 1 human safety trial for the treatment of Overt Hepatic Encephalopathy. All preclinical work in this indication, including animal toxicity studies, are expected to be completed before the end of the second quarter 2021. We plan on entering into clinical trials sometime in the first quarter 2022.

We intend to seek additional capital to proceed with our business plan regarding additional drug pipeline opportunities.

Components of Results of Operations

For the year ended December 31, 2020, our loss from operations was $(4,473,728) and our net loss was $(4,537,275). For the year ended December 31, 2019, our loss from operations was $(2,329,117) and our net loss was $(3,450,865). We expect to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability.

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

We incurred research and development expenses of $1,095,405 and $554,701 for the years ended December 31, 2020 and 2019, respectively.

We expect that our research and development expenses in 2021 and for the next several years will be higher than in 2020 as a result of the work needed for our expected initiation of our Phase 1 clinical trials of KLS-13019 and KLS-13023. These expenditures are subject to numerous uncertainties regarding timing and cost to completion. Completion of our preclinical development and clinical trials may take several years or more and the length of time generally varies according to the type, complexity, novelty and intended use of a product candidate. The cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development, including, among others:

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

We expect that our general and administrative expenses in 2021 and for the next several years will be higher than in 2020 as we increase our headcount. We also anticipate increased expenses relating to our operations as a public company, including increased costs for the hiring of additional personnel, and for payment to outside consultants, including lawyers and accountants, to comply with additional regulations, corporate governance, internal control and similar requirements applicable to public companies, as well as increased costs for insurance.

Interest Income (Expense), net

Interest income consists primarily of interest earned on our money market bank account. Interest expense consists of interest expense on our notes payable.

Income Taxes

As of December 31, 2020, we had $7.00 million of federal operating loss carryforwards. These operating loss carryforwards will begin to expire in 2033. The Tax Reform Act of 1986, or the Act, provides for limitation on the use of net operating loss and research and development tax credit carryforwards following certain ownership changes (as defined by the Act) that could limit our ability to utilize these carryforwards. We may have experienced various ownership changes, as defined by the Act, as a result of past financings. Accordingly, our ability to utilize the aforementioned carryforwards may be limited. Additionally, U.S. tax laws limit the time during which these carryforwards may be applied against future taxes; therefore, we may not be able to take full advantage of these carryforwards for federal income tax purposes.

The closing of the Share Exchange transaction, together with private placements and other transactions that have occurred since our inception, may trigger, or may have already triggered, an “ownership change” pursuant to Section 382 of the Internal Revenue Code of 1986. If an ownership change is triggered, it will limit our ability to use some of our net operating loss carryforwards. In addition, since we will need to raise substantial additional funding to finance our operations, we may undergo further ownership changes in the future, which could further limit our ability to use net operating loss carryforwards. As a result, if we generate taxable income, our ability to use some of our net operating loss carryforwards to offset U.S. federal taxable income may be subject to limitations, which could result in increased future tax liability to us.

Critical Accounting Policies and Use of Estimates

We have based our management’s discussion and analysis of financial condition and results of operations on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to preclinical development expenses, stock-based compensation, convertible debt and derivative liabilities. We base our estimates on historical experience and on various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

Revenues

Revenues for the year ended December 31, 2020, was $0 compared to $126,027 for the year ended December 31, 2019. Revenues in 2019 was entirely related to work performed in connection with grants received.

Research and Development Expenses

Research and development expenses increased by $540,704 or 97%, to $1,095,405 for the twelve months ended December 31, 2020, from $554,701 for the twelve months ended December 31, 2019. The increase was primarily due to compensation through issuance of stock options to the officers and research and development companies for their services rendered during the year and to the purchase of intellectual property.

General and Administrative Expenses

General and administrative expenses increased by $1,477,880 or 78%, to $3,378,323 for the twelve months ended December 31, 2020, from $1,900,443 for the twelve months ended December 31, 2019. This increase was primarily due to an increase in stock-based compensation issued to employees and consultants.

Liquidity and Capital Resources

Since our inception in 2010, we have devoted most of our cash resources to research and development and general and administrative activities. We have financed our operations primarily with the proceeds from the sale of preferred stock and convertible promissory notes, state and federal grants and research services. To date, we have not generated any revenues from the sale of products, and we do not anticipate generating any revenues from the sales of products for the foreseeable future. We have incurred losses and generated negative cash flows from operations since inception. As of December 31, 2020, our principal sources of liquidity were our cash and cash equivalents, which totaled $21,874. Our working capital deficit was $2,362,404 at December 31, 2020. On March 30, 2021, the report of our independent registered public accounting firm on our December 31, 2020 audited financial statements includes an explanatory paragraph referring to our ability to continue as a going concern.

Our sources of liquidity and cash flows are used to fund ongoing operations and research and development projects for our product candidates. In addition, as part of our business strategy, we occasionally evaluate potential acquisitions of businesses, products and technologies, and minority equity investments. Accordingly, a portion of our available cash may be used at any time for the acquisition of complementary products or businesses or minority equity investments. Such potential transactions may require substantial capital resources, which may require us to seek additional debt or equity financing. We cannot assure you that we will be able to successfully identify suitable acquisition or investment candidates, complete acquisitions or investments, integrate acquired businesses into our current operations, or expand into new markets. Furthermore, we cannot provide assurances that additional financing will be available to us in any required time frame and on commercially reasonable terms, if at all.

Future Capital Requirements

We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. As discussed in further detail below, we expect that our expenses will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability. As such, we are dependent on obtaining, and are continuing to pursue, the necessary funding from outside sources, including obtaining additional funding from the sale of securities in order to continue our operations. Without adequate funding, we may not be able to meet our obligations. We believe these conditions raise substantial doubt about our ability to continue as a going concern.

We are currently raising capital and we anticipate raising funds sufficient to commence a Phase 1 clinical trials for KLS-13019 for patients with chemotherapy induced peripheral neuropathy. We anticipate, based on current estimates, that costs associated Phase 1 clinical trials for KLS-13019 will be approximately $2.75 million.

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

Our future use of operating cash and capital requirements will depend on many forward-looking factors, including, without limitation, the following:

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

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the years ended December 31, 2020, and 2019.

	Years Ended December 31,
	2020	2019
Statement of Cash Flows Data:
Total net cash provided by (used in):
Operating activities	$(944,198)	$(1,894,085)
Investing activities	—	1,567,218
Financing activities	844,617	141,191
Decrease in cash	$(99,581)	$(185,676)

Operating Activities

Net cash used in operating activities for the year ended December 31, 2020 was $(944,198), including $2,990,990 of net non-cash expenses and a $602,087 net change in operating assets and liabilities. The net noncash expenses were predominantly related to the stock-based compensation of $1,722,600, non-cash interest expense of $432,170, amortization of debt discount of $376,661 and change in fair value of derivative liabilities of $(752,495). The change in operating assets and liabilities was primarily due to a $338,145 increase in accounts payable and accrued expenses, a $136,033 increase in payroll and related liabilities and a $127,909 increase in due to related party and prepaid expenses.

Net cash used in operating activities for the year ended December 31, 2019 was $(1,894,045), including $1,337,776 of net non-cash expenses and a $219,004 net change in operating assets and liabilities. The net noncash expenses were predominantly related to the net gains and losses on marketable security of $942,982. The change in operating assets and liabilities was primarily due to a $99,291 of other receivables and a $131,572 in accounts payable and accrued expenses.

Investing Activities

There were no investing activities for the year ended December 31, 2020.

Net cash provided by investing activities for the year ended December 31, 2019 was $1,567,218. Cash provided by investing activities from the cash received from the sale of marketable securities was $1,636,658 for the year ended December 31, 2019. Cash used for purchase of equipment was $41,950 and cash used for the purchase of investment was $27,490 for the year ended December 31, 2019.

Financing Activities

For the year ended December 31, 2020, cash provided by financing activities was $844,617 compared to $141,191 for the year ended December 31, 2019. This was due to a significant increase of proceeds from convertible notes payable and notes payable in 2020 from 2019.

Inflation

We have not been affected materially by inflation during the periods presented, and no material effect is expected in the near future.

Known Trends or Uncertainties

We have seen some consolidation in our industry during economic downturns. These consolidations have not had a negative effect on us to date; however, should consolidations and downsizing in the industry continue to occur, those events could adversely impact our future revenues and earnings, if any.

As discussed in this Annual Report on Form 10-K, the world has been affected due to the COVID-19 pandemic. Until the pandemic has passed, there remains uncertainty as to the effect of COVID-19 on our business in both the short and long-term.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of the Company’s audited consolidated financial statements for the fiscal years ended December 31, 2020 and 2019, begins on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have had no changes in and disagreements with our independent auditors on accounting and financial disclosures in the last two fiscal years.

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

Management’s Annual Report on Internal Control Over Financial Reporting.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2020, the Company’s internal control over financial reporting was ineffective for the purposes for which it is intended.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over our financial reporting as of December 31, 2020 and 2019, the Company determined that the following items constituted a material weakness:

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

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm as we are a smaller reporting company and not required to provide the report.

Changes in Internal Controls over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages, and positions of our executive officers and directors:

Name	Age	Position
Dean Petkanas	57	Chief Executive Officer and Chairman of the Board
Mark Corrao	63	Chief Financial Officer
Thomas Kikis	43	Chief Communications Officer and Director
Dr. William Kinney	63	Chief Scientific Officer
Robert Malasek	53	Director
Blake Schroeder	42	Director
Dr. Timothy R. Scott	68	Director

Executive Officers

Dean Petkanas was appointed as our Chief Executive Officer and Chairman of the Board of Directors on July 25, 2018. Mr. Petkanas is a corporate finance and executive management professional with over 25 years of investment banking and capital markets experience. In 2010, Mr. Petkanas co-founded Kannalife Sciences, Inc. and for the past 10 years was principally responsible for the creation and execution of the Company’s business model, including the licensing of US Patent #6630507 from the National Institutes of Health for disease indications HE and CTE. Mr. Petkanas is a co-inventor of US Patent #9611213 “Novel Functionalized 1,3 Benzene Diols and Their Method of Use for the Treatment of Hepatic Encephalopathy.” Mr. Petkanas’ background in the pharmaceuticals extends to his work as investment banker and subsequently V.P. of Business Development for Xechem International, Inc., where he was principally responsible for Xechem’s IPO and EXIM Bank rounds of financing. Mr. Petkanas was involved with Xechem from 1992 to 2007. While at Xechem, he was involved in the financing of Xechem’s lead target drug candidate (generic paclitaxel), and later on from 2003 to 2007, was the lead petitioner for Xechem International in steering their federal anti-trust lawsuit against Bristol-Myers-Squibb for their illegal monopoly of the drug market for the anti-cancer drug, Taxol®. Mr. Petkanas also was an integral part of the development team that named, trademarked and commercialized Hemoxin (Nicosan), a phyto-pharmaceutical molecule for the treatment of Sickle Cell disease. Mr. Petkanas brings his extensive business and industry experience to the board of directors as its chairman.

Mark Corrao was appointed as our Chief Financial Officer on July 25, 2018. Prior to joining the Company, Mr. Corrao served as the CFO of Kannalife Sciences, Inc. beginning in January 2012. Mr. Corrao currently serves as the Managing Director of The CFO Squad LLC, a CFO and accounting consulting business, and as CFO of Generex Biotechnologies, Inc. beginning in January 2017. Mr. Corrao was formerly a founder and CFO of Strikeforce Technologies, Inc., a publicly traded software development and services company specializing in the development of a suite of integrated computer network security products. In addition to the ten years of his service at Strikeforce, Mr. Corrao has spent numerous years in the public accounting arena specializing in certified auditing, SEC accounting, corporate taxation and financial planning. Mr. Corrao’s background also includes numerous years on Wall Street with Merrill Lynch, Spear Leeds & Kellogg and Greenfield Arbitrage Partners. While on Wall Street, Mr. Corrao was involved in several initial public offerings and has been a guiding influence in several startup companies. Prior to joining StrikeForce, he was the Director of Sales at Applied Digital Solutions from December 2000 through December 2001. Mr. Corrao was the Vice President of Sales at Advanced Communications Sciences from March 1997 through December 2000. Mr. Corrao has a B.S. in Accounting from The City University of New York. Mr. Corrao’s business and public company financial reporting experience is invaluable to the board of directors.

Thomas Kikis was appointed as our Chief Communications Officer and a director on July 25, 2018. Prior to his appointment, Mr. Kikis co-founded Kannalife Sciences, Inc. in August 2010. Since co-founding Kannalife Sciences, Mr. Kikis has handled all communications and marketing efforts of the Company, serving in various executive roles and as a member of its board of directors. Mr. Kikis also designed and helped formulate Kannactiv – a skincare product line designed by the Company on behalf of Kannaway LLC. Mr. Kikis is an entrepreneur who has a passion for great stories, new ideas, groundbreaking technologies, popular culture and their collective point of impact. Most recently, Mr. Kikis has designed dozens of commercial typographical software distributed for web, print and mobile applications and has produced several films and documentaries available on movie streaming platforms. Mr. Kikis holds a Bachelor of Science in Communications Management from New York University. Mr. Kikis’ broad industry knowledge and strategic communication experience make him an asset to the board of directors.

Dr. William Kinney was appointed as our Chief Scientific Officer on July 25, 2018. Mr. Kinney is a medicinal chemist and entrepreneur with more than 25 years of experience in large pharmaceutical (Wyeth, Johnson & Johnson), biotechnology (Magainin), and non-profit (Blumberg Institute) research and development. He has demonstrated expertise in drug design; synthesis; lead optimization and development of peptides, small molecules, and natural products; and is inventor of three molecules that advanced to human clinical trials – Perzinfotel (CNS disorders and pain), Squalamine (oncology, AMD, Parkinson's Disease), and Trodusquemine (obesity). Currently, Dr. Kinney is Senior VP at Enterin, Inc. (since July 2016) and the Company’s Chief Scientific Officer. His scientific contributions include more than 70 publications and presentations; and inventorship on 38 issued U.S. patents. Dr. Kinney is a co-inventor of our US Patent #9611213 “Novel Functionalized 1,3 Benzene Diols and Their Method of Use for the Treatment of Hepatic Encephalopathy.” Dr. Kinney obtained his B.S. (1979) and Ph.D. (1984) degrees from the Ohio State University. Dr. Kinney’s breadth of scientific research and development work and industry knowledge are a great benefit to the board of directors.

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

Blake Schroeder was appointed as a director of the Company on July 25, 2018. Mr. Schroeder’s career began as a litigator at a commercial litigation firm in Salt Lake City, UT. Beginning in 2008, Mr. Schroeder became involved in the sale and marketing of natural products, and opening international marketplaces to those products. From 2008 to 2015, Mr. Schroeder served in various capacities at MonaVie LLC developing international business plans and growing international businesses. From August 2014 to February 2016, Mr. Schroeder served as the Chief Operating Officer of Forevergreen International, where he was responsible for global operation and sales of the multinational organization, including oversight of a global supply chain. From 2016 to the present, Mr. Schroeder serves as the Chief Executive Officer of Kannaway, LLC, a wholly-owned subsidiary of Medical Marijuana, Inc. Mr. Schroeder is the COO for Medical Marijuana, Inc. and has served on the board of directors of Medical Marijuana, Inc. from March 2016 to the present. Mr. Schroeder holds a B.S. in Finance from Utah State University and a J.D. from Syracuse University’s College of Law. Mr. Schroeder’s blend of industry, legal and business knowledge give him and the board of directors a unique viewpoint that is invaluable to the board of directors.

Dr. Timothy R. Scott was appointed as a director of the Company on July 25, 2018. Mr. Scott brings years of enterprise board-level management expertise, having served on the board of directors of NatureWell Inc. from 2001 to 2008. Prior to 2001, Mr. Scott served on the board of directors of ICH Corporation, which owned 265 restaurants with approximately $265M in revenues and 7,800 employees. Dr. Scott currently serves on the board of directors of Medical Marijuana, Inc. (OTC:MJNA) and Axim Biotechnologies, Inc. (OTC:AXIM). Dr. Scott received his Ph.D. in theology from Christian University. Dr. Scott holds decades of experience at senior management and board levels in public and private companies which is a great benefit to the company and its board of directors.

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

Tage Honoré - Chairman of Scientific Advisory Board

Dr. Honoré is an experienced pharma and biotechnology executive, entrepreneur and pioneer with expert knowledge in the fields of Alzheimer’s disease, amyotrophic lateral sclerosis, anxiety, cancer immunotherapy, chronic pain, depression, epilepsy, female hormone replacement therapy, learning disorders, osteoporosis, Parkinson’s disease, stroke and schizophrenia. His greatest scientific achievement was discovering and naming the AMPA subtype of Excitatory Amino Acid Receptors as well as the AMPA antagonists CNQX and NBQX, which have been key tools for mapping the excitatory pathways in the central nervous system. Additionally, Dr. Honoré has published more than 100 scientific papers, is inventor on 23 patents and championed 40 drugs to progress from idea to clinical development including three products that entered the prescription drug market. He has held several positions, including: VP Drug Discovery at Novo Nordisk A/S; Senior Executive VP Nervous System Research, Novartis Pharma Inc; VP Discovery Research, Purdue Pharma LP and President and CEO, Aestus Therapeutics Inc.

Ryan B. Turner, MD – Scientific Advisory Board

Dr. Ryan Turner is a board certified dermatologist practicing general dermatology and has advanced training in Mohs Micrographic Surgery, laser surgery, and light therapies. His clinical interests include skin cancer surgery and cosmetic treatments that enhance and rejuvenate aging skin. He has extensive training in FRAXEL® laser treatments, which reduce photodamage, wrinkles, and stimulate new collagen growth. His research interests vary from the treatment and management of skin cancers to the successful placement of injectable dermal fillers. He graduated summa cum laude and valedictorian of the University of Maryland Baltimore County. He received his Doctor of Medicine from Harvard Medical School and was honored with the Henry Asbury Christian Award for his research accomplishments. He completed his internship in medicine and his dermatology residency at the Harvard affiliated Brigham and Women’s Hospital and the Massachusetts General Hospital, respectively. He has also completed an ACGME accredited fellowship in Procedural Dermatology at the Mt. Sinai Medical Center in NY.

Daniel Richman, MD – Scientific Advisory Board

Dr. Daniel Richman is an attending anesthesiologist and pain management physician at Hospital for Special Surgery in the Department of Anesthesiology, Critical Care & Pain Management. Dr. Richman is also an assistant attending and clinical instructor within the Tri-Institutional Pain Management Fellowship in conjunction with New York-Presbyterian Hospital and Memorial Sloan Kettering Cancer Center. He is board certified in anesthesiology and pain medicine and has been practicing at HSS since 1991. Dr. Richman specializes in orthopedic-related pain management with a specific interest in managing conditions related to the cervical, thoracic and lumbar spine. He is an expert in interventional treatments such as epidural steroid injections, diagnostic nerve blocks both under fluoroscopic and ultrasound guidance, radiofrequency denervation, sympathetic blockade and discography. Dr. Richman has extensive knowledge of managing advanced pain with implantable technology such as intrathecal pumps and spinal cord stimulators. He frequently works with both the inpatient and outpatient pain divisions within HSS as an expert in managing difficult perioperative analgesia in the chronic pain patient.

Director Independence

We believe that Dr. Timothy R. Scott and Blake Schroeder are independent as that term is defined under Nasdaq Rules.

Committees

The Board of Directors has not established any committees. Our Board of Directors as a whole acts as our audit committee, compensation committee, and nominating committee.

Our board of directors has determined that Mr. Malasek qualifies as an “audit committee financial expert” as defined by applicable SEC rules and has the requisite financial sophistication.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the Board of Directors.

Code of Ethics

We have not adopted a written code of ethics due to our current limited resources, including human resources. In the event that we expand our operations and hire more employees, we will consider adopting a written code ethics in the future.

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

Compliance with Section 16(A) of the Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. Based solely on our review of copies of such forms that we have received, or written representations from reporting persons, we believe that during the fiscal year ended December 31, 2020, all executive officers, directors and greater than 10% stockholders complied with all applicable filing requirements.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth, for the fiscal years ended December 31, 2020 and 2019, the dollar value of all cash and noncash compensation earned by any person that was our principal executive officer, principal financial officer, and our two most highly compensated executive officers (other than our principal financial and executive officers), during the preceding fiscal year.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plane Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Dean Petkanas,	2020	240,000	—	—	755,450 (1)	—	—	—	995,450
Chief Executive Officer and Chairman	2019	240,000	—	20,000 (1)	—	—	—	—	260,000
Thomas Kikis,	2020	65,000	—	—	416,800 (1)	—	—	—	481,800
Chief Communications Officer and Director	2019	125,000	—	—	—	—	—	—	125,000
Mark Corrao,	2020	60,000	—	—	416,800 (1)	—	—	—	476,800
Chief Financial Officer	2019	60,000	—	—	—	—	—	—	60,000
William Kinney,	2020	30,000	—	—	468,900 (1)	—	—	—	498,900
Chief Scientific Officer	2019	30,000	—	20,000 (1)	—	—	—	—	50,000

(1) Represents the grant date fair value of restricted stock and stock options issued during the year ended December 31, 2020, calculated in accordance with ASC Topic 718. The assumptions used in the calculation of these amounts are included in Note 15 of the notes to the consolidated financial statements contained in this Annual Report on Form 10-K.

Narrative Disclosure to the Summary Compensation Table

Base Salary

See below for a detailed explanation of each named executive officer’s employment agreements, including the annual base compensation that each of such individuals is entitled to.

Stock Awards

None.

Stock Options

On May 4, 2020, the Company granted options to purchase an aggregate of 3,950,000 shares of common stock at a price of $0.57 per share to our named executive officers and are exercisable for ten years. One quarter of these options vested on the grant day, and the remainder of the options vest equally over thirty-six (36) months starting January 1, 2020. These options were valued at $2,057,950 using a Black-Scholes Options Pricing Model. On March 12, 2021, the Company granted options to purchase 3,950,000 shares of common stock at a price of $0.13 per share to our named executive officers and are exercisable for ten years. One quarter of these options vest on the grant day, and the remainder of the options vest equally over thirty-six (36) months starting January 1, 2021.

Executive Employment Agreements

In connection with the Share Exchange with Kannalife Sciences, Inc. on July 25, 2018, the newly-appointed officers entered into executive employment agreements with the Company.

Dean Petkanas

Mr. Petkanas will receive an annual base salary of $240,000 and will be eligible to receive equity awards in the future, as determined by the Board. In addition, Mr. Petkanas will have severance benefits in the form of salary continuation and health benefits through the employment term remaining on the contract. The employment agreement has a two-year term, provided, however, after the end of one year, the agreement will automatically renew for successive one year terms unless terminated by Mr. Petkanas or the Company.

Thomas Kikis

Mr. Kikis will receive an annual base salary of $60,000 (adjusted from his initial annual base salary of $150,000 as permitted in his agreement) and will be eligible to receive equity awards in the future, as determined by the Board. In addition, Mr. Kikis will have severance benefits in the form of salary continuation and health benefits through the employment term remaining on the contract. The employment agreement has a one-year term, provided, however, after the end of one year, the agreement will automatically renew for successive six month terms unless terminated by Mr. Petkanas or the Company.

Mark Corrao

Mr. Corrao will receive an annual base salary of $60,000 (adjusted from his initial annual base salary of $150,000 as permitted in his agreement) and will be eligible to receive equity awards in the future, as determined by the Board. In addition, Mr. Corrao will have severance benefits in the form of salary continuation and health benefits through the employment term remaining on the contract. The employment agreement has a one-year term, provided, however, after the end of one year, the agreement will automatically renew for successive six month terms unless terminated by Mr. Petkanas or the Company.

Dr. William Kinney

Dr. Kinney will receive an annual base salary of $30,000 (adjusted from his initial annual base salary of $150,000 as permitted in his agreement) and will be eligible to receive equity awards in the future, as determined by the Board. In addition, Dr. Kinney will have severance benefits in the form of salary continuation and health benefits through the employment term remaining on the contract. The employment agreement has a one-year term, provided, however, after the end of one year, the agreement will automatically renew for successive six month terms unless terminated by Mr. Petkanas or the Company.

Outstanding Equity Incentive Awards at Fiscal Year-End

The following table provides information regarding the outstanding equity awards held by our named executive officers as of December 31, 2020. All awards were granted pursuant to the Company 2017 Equity Incentive Plan. See below for additional information.

Name and principal position	Grant Date (1)	Vesting Commencement Date	Number of securities underlying unexercised options (#) (exercisable)	Number of securities underlying unexercised options (#) (unexercisable)	Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Dean Petkanas	05/04/21	01/01/2020	725,000	725,000	—	$0.57	05/03/2030
Chief Executive Officer and Chairman
Thomas Kikis	05/04/21	01/01/2020	400,000	400,000	—	$0.57	05/03/2030
Chief Communications Officer and Director
Mark Carrao	05/04/21	01/01/2020	400,000	400,000	—	$0.57	05/03/2030
Chief Scientific Officer
William Kinney	05/04/21	01/01/2020	450,000	450,000	—	$0.57	05/03/2030
Chief Scientific Officer

There were no stock options exercised during the fiscal year ended December 31, 2020, by the named executive officers named in the Summary Compensation Table.

Equity Incentive Plans

On August 14, 2019, the Board approved the Kannalife, Inc. 2019 Equity Incentive Plan (the “2019 Plan”) in order to facilitate the grant of cash and equity incentives to directors, employees (including our named executive officers) and consultants of our company and certain of our affiliates and to enable us and certain of our affiliates to obtain and retain services of these individuals, which is essential to our long-term success. Our 2019 Plan allows for the grant of a variety of equity vehicles to provide flexibility in implementing equity awards, including incentive stock options, non-qualified stock options, restricted stock grants, unrestricted stock grants and restricted stock units.

Subsequent to the year end, on March 12, 2021, the Company amended the 2019 Plan to replace all references to “Kannalife” with “Neuropathix” and to increase the number of shares of common stock authorized for issuance under the Plan from 11,250,000 to 20,000,000. The 2019 Plan amendment was approved by the Company’s Board of Directors on March 12, 2021, but remains subject to shareholder approval, which the Company shall undertake to obtain as soon as reasonably practicable, but in no event later than one year from the amendment date. In the event that the Company does not obtain the requisite shareholder approval of the 2019 Plan amendment within one year, the 2019 Plan amendment shall not be effective.

Authorized Shares. As of December 31, 2020, a total of 11,250,000 shares of common stock were authorized under the 2019 Plan.

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

Compensation of Directors

The table below summarizes all compensation of our directors for the year ended December 31, 2020.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Malasek	—	—	$156,300	—	—	—	$156,300
Dean Petkanas	—	—	—	—	—	—	—
Thomas Kikis	—	—	—	—	—	—	—
Timothy Scott	—	—	$156,300	—	—	—	$156,300
Blake Schroeder	—	—	$156,300	—	—	—	$156,300

Although the Company does not have any current arrangements with respect to the consistent payment of its Directors, the Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of our Directors.

On May 4, 2020, the Company granted options to purchase 900,000 shares of common stock at a price of $0.57 per share to our Directors, which stock options are exercisable for ten years. One quarter of these options vested on the grant day, and the remainder of the options vest equally over thirty-six (36) months starting January 1, 2020. These options were valued at $468,900 using a Black-Scholes Options Pricing Model. Other than as set forth in the table above, the directors did not receive any other compensation for their services performed by them as directors of the Company during the year ended December 31, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our outstanding common stock, as of March 30, 2021 by: (i) each of our directors, (ii) each of our named executive officers (as defined by Item 402(a)(3) of Regulation S-K promulgated under the Exchange Act), (iii) all of our directors and named executive officers as a group, and (iv) each person known to us to beneficially own more than 5% of our outstanding Common Stock.

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

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		% of Total Voting Power
Name of Beneficial Owner (1)	Shares	%	Shares	%	Shares	%
5% or Greater Stockholders
Medical Marijuana, Inc.(2)	20,342,076	23.31					23.31
Kettner Investments, LLC (3)	6,817,067	7.81					7.81
Naturewell, Incorporated (11)	75,000	*	75	100			*
Directors and Executive Officers
Dean Petkanas (4)	23,060,952	26.42			75	100	26.42
Thomas Kikis (5)	5,454,125	6.25					6.25
Mark Corrao (6)	1,546,875	1.77					1.77
William Kinney (7)	1,526,875	1.75					1.75
Timothy R. Scott (8)	250,000	*					*
Robert Malasek (9)	250,000	*					*
Blake Schroeder (10)	250,000	*					*
All officers and directors as a group (7 persons) (12)	32,338,827	37.05					37.05

 ______________

* Less than 1%

(1)	3805 Old Easton Road, Doylestown, PA 18902, is the address for all stockholders in the table except otherwise stated below. Applicable percentages are based on 87,286,137 shares of our common stock, issued and outstanding as of March 30, 2021, 75 shares of our Series A Preferred Stock and 75 shares of our Series B Preferred Stock outstanding as of March 30, 2021, and are calculated as required by rules promulgated by the SEC.
(2)	Consists of 20,342,076 shares of common stock owned of record by Medical Marijuana, Inc. (OTC:MJNA). MJNA is a publicly-traded company. MJNA’s Executive Committee has joint voting and investment control of its portfolio investments, including Kannalife, Inc. The Executive Committee consists of three of MJNA’s board members: Chris Prine, Robert L. Cunningham and Timothy R. Scott, PhD. Each of these committee members disclaims beneficial ownership of MJNA’s portfolio securities, including Kannalife, Inc.
(3)	Consists of 6,817,067 shares of common stock owned of record by Kettner Investments, LLC. Kettner Investments, LLC is managed by its three Managers which share joint voting and investment control of the entity: John Huemoeller, Stuart W. Titus and Timothy R. Scott, PhD. Each of these managers disclaims beneficial ownership of Kettner’s portfolio securities, including Kannalife, Inc.
(4)	Consists of (i) 15,942,857 shares of common stock owned of record by Mr. Petkanas, (ii) 600,000 shares of common stock owned of record by Powerlife Phytomedical, LLC of which Mr. Petkanas exercises shared voting and investment control, (iii) 6,518,095 shares of common stock owned of record by Golden Gate Capital Partners, LLC of which Mr. Petkanas is the Managing Member and shares voting and investment control, and (iv) 75,000 shares of common stock issuable to Mr. Petkanas on conversion of the 75 shares of Series B Preferred Stock held by Mr. Petkanas individually.
(5)	Consists of 5,454,125 shares of common stock owned of record by Mr. Kikis individually.
(6)	Consists of 1,546,875 shares of common stock owned of record by Mr. Corrao individually.
(7)	Consists of 1,526,875 shares of common stock owned of record by Dr. Kinney individually.
(8)	Consists of 250,000 shares of common stock owned of record by Dr. Scott individually.
(9)	Consists of 250,000 shares of common stock owned of record by Mr. Malasek individually.
(10)	Consists of 250,000 shares of common stock owned of record by Mr. Schroeder individually.
(11)	Consists of 75,000 shares of common stock issuable to Naturewell, Incorporated on conversion of the 75 shares of Series A Preferred Stock held by Naturewell, Incorporated. Robert Plomgren is the Chief Executive Officer of Naturewell, Incorporated and possesses voting and investment control of the shares.
(12)	Consists of (i) 31,569,596 shares of common stock, and (ii) 75,000 shares of common stock issuable on conversion of the 75 shares of Series B Preferred Stock within 60 days of March 6, 2020 beneficially owned by our current directors and executive officers.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We describe below the transactions and series of similar transactions, since January 1, 2020, to which we were a party or will be a party, in which:

•	the amounts involved exceeded or will exceed $120,000; and
•	any of our directors, executive officers, holders of more than 5% of our capital stock or any member of their immediate family had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements with directors and executive officers, which are described where required under the section above titled “Executive Compensation.”

As of December 31, 2020, the Company owes the CEO $55,258 for expenses the CEO incurred on behalf of the Company.

The Company’s Chief Executive Officer shares the use of the leased office space for personal living quarters. The CEO reimburses the Company for 50% of the monthly rent, or $2,800 per month.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed during the fiscal years ended December 31, 2020 and 2019 for professional services rendered by dbbmckennon, with respect to the audits of our 2020 and 2019 financial statements, as well as their quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods, were as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Audit Fees and Audit Related Fees	$43,290	$42,000
Tax Fees	—	—
All Other Fees	—	5,232
TOTAL	$43,290	$47,232

In the above table, “audit fees” are fees billed by our Company’s external auditor for services provided in auditing the Company’s annual financial statements for the subject year. “Audit-related fees” are fees that are not included in audit fees and that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of the Company’s financial statements. “Tax fees” are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning. “All other fees” are fees billed by the auditor for products and services not included in the foregoing categories.

Pre-Approval Policies and Procedures

We do not have a separately designated Audit Committee. The Board of Directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the Board of Directors either before or after the respective services were rendered.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a)

1. Financial Statements. The consolidated financial statements are included in this Annual Report on Form 10-K beginning on page F-2.

2. Financial Statement Schedules. Schedules are not submitted because they are not applicable or not required under Regulation S-X or because the required information is included in the financial statements or notes thereto.

3. Exhibits required to be filed by Item 601 of Regulation S-K. The information called for by this Item is incorporated by reference from the Index to Exhibits included in this Annual Report on Form 10-K.

  (b) Exhibits

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference (Form Type)	Filing Date	Filed herewith
2.1	Share Exchange Agreement, dated as of July 25, 2018 by and among TYG Solutions Corp., Kannalife Sciences, Inc. and its stockholders	8-K	7/31/2018
3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on March 25, 2013	10-K	3/30/2017
3.2	Amended and Restated Certificate of Incorporation of TYG Solutions Corp., as filed with the Delaware Secretary of State on May 1, 2018	8-K	5/4/2018
3.3	Certificate of Designation of Series A Preferred Stock of TYG Solutions Corp. as filed with the Delaware Secretary of State on May 3, 2018	8-K	5/4/2018
3.4	Certificate of Designation of Series B Preferred Stock of TYG Solutions Corp. as filed with the Delaware Secretary of State on May 3, 2018	8-K	5/4/2018
3.5	Bylaws of TYG Solutions Corp.	10-K	3/30/2017
3.6	Amended and Restated Bylaws of TYG Solution Corp.	8-K	5/4/2018
3.7	Amendment to Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on November 9, 2018	S-1/A	12/28/2018
4.1	Convertible Note dated February 16, 2018	10-K	7/24/2018
4.2	Convertible Note Purchase Agreement dated February 16, 2018	10-K	7/24/2018
10.1	Form of Lock-up Agreement (Kannalife Stockholders)	8-K	7/31/2018
10.2	Form of Lock-up Agreement (Management Stockholders)	8-K	7/31/2018
10.3	Form of Lock-up Agreement (Dean Petkanas Block)	8-K	7/31/2018
10.4+	Executive Employment Agreement by and between TYG Solutions Corp. and Dean Petkanas	8-K	7/31/2018
10.5+	Executive Employment Agreement by and between TYG Solutions Corp. and Thomas Kikis	8-K	7/31/2018
10.6+	Executive Employment Agreement by and between TYG Solutions Corp. and Mark Corrao	8-K	7/31/2018
10.7+	Executive Employment Agreement by and between TYG Solutions Corp. and William Kinney, PhD	8-K	7/31/2018
10.8	Settlement Agreement by and between TYG Solutions Corp. and Medical Marijuana, Inc.	S-1/A	12/28/2018
10.9**	Exclusive Patent License Agreement - Exclusive by and between the National Institutes of Health and Kannalife Sciences, Inc. for Hepatic Encephalopathy (HE).	S-1/A	12/28/2018
10.10**	Nonexclusive Patent License Agreement - Nonexclusive by and between the National Institutes of Health and Kannalife Sciences, Inc. for Chronic Traumatic Encephalopathy (CTE).	S-1/A	12/28/2018
10.11**	Feasibility Study Quotation by and between Kannalife Sciences, Inc. and Catalent Pharma Solutions, LLC.	S-1/A	12/28/2018
10.12	Stock Purchase Agreement by and between Cross & Co. and the Company.	S-1/A	12/28/2018
10.13**	Materials Transfer and Testing Agreement by and between Kannalife Sciences, Inc. and the Natural Products Discovery Institute.	S-1/A	3/8/2019
10.14	Kannalife, Inc. 2019 Equity Incentive Plan and related form agreements.	10-K	3/30/2020
10.15	Form of Junior Unsecured Convertible Note.	10-K	3/30/2020
10.16	Form of Common Stock Purchase Warrant.	10-K	3/30/2020
10.17	Form of Securities Purchase Agreement.	8-K	3/18/2020
10.18	Form of Convertible Promissory Note.	8-K	3/18/2020
10.19	Form of Irrevocable Transfer Agent Letter	8-K	3/18/2020
10.20	Form of Securities Purchase Agreement.	8-K	6/11/2020
10.21	Form of Convertible Promissory Note.	8-K	6/11/2020
10.22	Form of Irrevocable Transfer Agent Letter.	8-K	6/11/2020
10.23	Form of Warrant.	8-K	6/11/2020
10.24	Form of Securities Purchase Agreement.	10-K	6/29/2020
10.25	Form of Convertible Promissory Note.	8-K	6/29/2020
10.26	Form of Irrevocable Transfer Agent Letter.	8-K	6/29/2020
10.27	Form of Warrant.	8-K	6/29/2020
10.28	Equity Purchase Agreement by and between the Company and Cross & Company, dated September 22, 2020.	8-K	9/22/2020
10.29	Binding Letter of Intent, dated November 17, 2020	8-K	11/19/2020
10.30	Intellectual Property Rights Purchase and Transfer Agreement, dated December 17, 2020	8-K	12/21/2020
10.31	Pharmaceutical Royalty Agreement, dated December 17, 2020	8-K	12/21/2020
10.32	Common Stock Purchase Agreement, dated February 17, 2020	8-K	2/23/2021
10.33	Warrant No. 1, effective February 10, 2021	8-K	2/23/2021
10.34	Warrant No. 2, effective February 10, 2021	8-K	2/23/2021
10.35	Second Amendment to Neuropathix, Inc. (formerly Kannalife, Inc.) 2019 Equity Incentive Plan, effective as of March 12, 2021	8-K	3/17/2021
21.1	Schedule of Subsidiaries	S-1/A	12/28/2018
23.1	Consent of dbbmckennon, an independent registered public accounting firm			X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X
101.INS*	XBRL Instance Document			X
101.SCH*	XBRL Extension Schema Document			X
101.CAL*	XBRL Extension Calculation Linkbase Document			X
101.DEF*	XBRL Extension Definition Linkbase Document			X
101.LAB*	XBRL Extension Labels Linkbase Document			X
101.PRE*	XBRL Extension Presentation Linkbase Document			X

+ Indicates management contract or compensatory plan.

* The XBRL related information in Exhibit 101 shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

** This Exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without the redaction pursuant to a Confidential Treatment Request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and Rule 406 of the Securities Act of 1933, as amended.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

By	/s/ Dean Petkanas
Dean Petkanas Chief Executive Officer and Chairman
Dated: March 30, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dean Petkanas Dean Petkanas	Chief Executive Officer and Chairman (Principal Executive Officer)	March 30, 2021
/s/ Mark Corrao Mark Corrao	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2021
/s/ Thomas Kikis Thomas Kikis	Chief Communications Officer and Director	March 30, 2021
/s/ Dr. William Kinney Dr. William Kinney	Chief Scientific Officer	March 30, 2021
/s/ Robert Malasek Robert Malasek	Director	March 30, 2021
/s/ Blake Schroeder Blake Schroeder	Director	March 30, 2021
/s/ Dr. Timothy R. Scott Dr. Timothy R. Scott	Director	March 30, 2021

NEUROPATHIX, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Neuropathix, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Neuropathix, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows, for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

San Diego, California

March 30, 2021

NEUROPATHIX, INC.
(FORMERLY KNOWN AS KANNALIFE, INC.)
CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$21,874	$121,455
Prepaid expenses	161,000	9,000
Other receivables	400	400
Total Current Assets	183,274	130,855

NON-CURRENT ASSETS:
Property and equipment, net	59,266	75,401
Security deposits	17,121	17,121
Total Non-Current Assets	76,387	92,522
TOTAL ASSETS	$259,661	$223,377

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$721,308	$389,195
Payroll and related liabilities	379,241	243,208
Loan payable	950,000	620,000
Loan payable - related party	42,092	42,092
Convertible notes payable, net of $205,873 debt discount	198,127	—
Capital lease obligations	8,471	7,533
Patent purchase liability	53,135	—
Due to related party, net	55,258	25,349
Derivative liabilities	138,046	—
Total Current Liabilities	2,545,678	1,327,377

LONG TERM LIABILITIES:
Convertible notes payable - long term	376,373	378,839
Convertible notes payable - long term, net of $80,000 debt discount - related party	70,000	—
Capital lease obligation - long term	19,293	27,764
Patent purchase liability - long term	264,826	—
Derivative liabilities - long term	178,143	183,451
Total Long Term Liabilities	908,635	590,054
TOTAL LIABILITIES	3,454,313	1,917,431

Commitments and contingencies (Note 14)	—	—

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized
Series A preferred stock, 75 shares designated, 75 issued and outstanding (Liquidation preference of $75,000)	—	—
Series B preferred stock, 75 shares designated, 75 issued and outstanding (Liquidation preference of $75,000)	—	—
Common stock, $0.0001 par value, 200,000,000 authorized, 77,670,908 and 74,225,141 issued and outstanding, respectively	7,767	7,422
Additional paid-in capital	9,830,944	6,794,612
Accumulated deficit	(13,033,363)	(8,496,088)
TOTAL STOCKHOLDERS' DEFICIT	(3,194,652)	(1,694,054)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$259,661	$223,377

The accompanying notes are an integral part of these consolidated financial statements

NEUROPATHIX, INC.
(FORMERLY KNOWN AS KANNALIFE, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019
NET REVENUES:
Grant revenue	$—	$126,027
TOTAL NET REVENUES	—	126,027

OPERATING EXPENSES:
Research and development	1,095,405	554,701
General and administrative	3,378,323	1,900,443
TOTAL OPERATING EXPENSES	4,473,728	2,455,144

LOSS FROM OPERATIONS	(4,473,728)	(2,329,117)

OTHER INCOME (EXPENSE):
Interest expense, net	(924,227)	(146,909)
Other (expense) income, net	108,185	—
Net gains and losses recognized on marketable security	—	(942,982)
Impairment on investment	—	(27,490)
Change in fair value of derivative liabilities	752,495	(4,367)
TOTAL OTHER INCOME (EXPENSE)	(63,547)	(1,121,748)

NET LOSS BEFORE INCOME TAX	$(4,537,275)	$(3,450,865)

Income tax expense	—	—

NET LOSS	$(4,537,275)	$(3,450,865)

Net loss attributable to noncontrolling interests	—	(6,828)

Net loss attributable to Neuropathix, Inc.	$(4,537,275)	$(3,444,037)

Loss attributable to Neuropathix, Inc. per common share – basic and diluted	$(0.06)	$(0.05)

Weighted average common shares outstanding – basic and diluted	74,623,944	71,228,125

The accompanying notes are an integral part of these consolidated financial statements

NEUROPATHIX, INC.
(FORMERLY KNOWN AS KANNALIFE, INC.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Non-controlling interest	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2018	75	$—	75	$—	69,854,141	$6,985	$6,381,755	$(5,052,051)	$(5,756)	$1,330,933
Issuance of stock options for services	—	—	—	—	—	—	5,878	—	—	5,878
Issuance of common stock for services	—	—	—	—	1,750,000	175	174,825	—	—	175,000
Issuance of common stock to board members for services	—	—	—	—	950,000	95	94,905	—	—	95,000
Issuance of common stock for conversion of notes payable and accrued interest	—	—	—	—	1,500,000	150	149,850	—	—	150,000
Issuance of common stock for remaining share of non-controlling interest	—	—	—	—	171,000	17	(12,601)	—	12,584	—
Net loss	—	—	—	—	—	—	—	(3,444,037)	(6,828)	(3,450,865)
Balance at December 31, 2019	75	$—	75	$—	74,225,141	$7,422	$6,794,612	$(8,496,088)	$—	$(1,694,054)
Stock based compensation	—	—	—	—	—	—	1,722,599	—	—	1,722,599
Issuance of common stock for acquisition of intellectual property	—	—	—	—	1,025,000	103	283,148	—	—	283,251
Issuance of common stock for conversion of notes payable and accrued interest	—	—	—	—	570,767	57	119,675	—	—	119,732
Issuance of common stock for services	—	—	—	—	1,850,000	185	844,523	—	—	844,708
Reduction of derivative liability	—	—	—	—	—	—	66,387	—	—	66,387
Net loss	—	—	—	—	—	—	—	(4,537,275)	—	(4,537,275)
Balance at December 31, 2020	75	$—	75	$—	77,670,908	$7,767	$9,830,944	$(13,033,363)	$—	$(3,194,652)

The accompanying notes are an integral part of these consolidated financial statements

NEUROPATHIX, INC.
(FORMERLY KNOWN AS KANNALIFE, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,537,275)	$(3,450,865)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	16,135	5,509
Amortization of debt discount	376,661	2,466
Stock based compensation	1,722,600	275,878
Issuance of common stock for services	594,708	—
Issuance of common stock and debt for acquisition of intellectual property	601,211	—
Non-cash interest expense	432,170	79,084
Change in fair value of derivative liabilities	(752,495)	4,367
Net gains and losses recognized on marketable security	—	942,982
Impairment on investment	—	27,490
Changes in operating assets and liabilities:
Prepaid expenses	98,000	(9,000)
Other receivables	—	99,291
Accounts payable and accrued expenses	338,145	131,572
Payroll and related liabilities	136,033	(2,859)
Due to related party, net	29,909	—

NET CASH USED IN OPERATING ACTIVITIES	(944,198)	(1,894,085)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	—	1,636,658
Purchase of equipment	—	(41,950)
Purchase of other asset	—	(27,490)

NET CASH PROVIDED BY INVESTING ACTIVITIES	—	1,567,218

CASH FLOWS FROM FINANCING ACTIVITIES:
Due from related party, net	—	16,334
Due to related party, net	—	25,349
Principal payments toward capital lease obligations	(7,533)	(589)
Proceeds from loan payable	330,000	—
Proceeds from loan payable - related party	—	97
Proceeds from convertible notes payable, net of OID	372,150	—
Proceeds from convertible notes payable - related party	150,000	100,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	844,617	141,191

Net decrease in cash	(99,581)	(185,676)

Cash and cash equivalents, beginning of year	121,455	307,131

Cash and cash equivalents, end of year	$21,874	$121,455

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$16,262	$—
Cash paid for taxes	$—	$—

NON-CASH ACTIVITIES:
Issuance of common stock for conversion of notes payable and accrued interest	$117,032	$150,000
Issuance of common stock for prepaid expenses	$250,000	$—
Issuance of common stock for remaining share of non-controlling interest	$—	$12,584
Property and equipment financed through capital leases	$—	$35,886
Debt discount upon the issuance of convertible note payable	$372,150	$—
Debt discount upon the issuance of convertible note payable - related party	$150,000	$100,000
Reduction of derivative liability	$66,387	$—

The accompanying notes are an integral part of these consolidated financial statements

NEUROPATHIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

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

NEUROPATHIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

In December 2019, a novel strain of coronavirus, commonly known as COVID-19, surfaced. The spread of COVID-19 around the world in 2020 has caused significant volatility in U.S. and international markets. The Company’s operations as of December 31, 2020 have not been significantly affected, but may be affected in the future, by the ongoing outbreak of COVID-19 which was declared a pandemic by the World Health Organization. The ultimate disruption which may be caused by the outbreak is uncertain; however, it may result in a material adverse impact on the Company’s financial position, operations and cash flows. Possible areas that may be affected include, but are not limited to, disruption to the Company’s labor workforce, unavailability of products and supplies used in operations, and the decline in value of assets held by the Company.

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

Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions and sets up an allowance for doubtful accounts when collection is uncertain. Customers’ accounts are written off when all attempts to collect have been exhausted. Recoveries of accounts receivable previously written off are recorded as income when received. As of December 31, 2020 and 2019, the Company had no allowance for doubtful account.

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

NEUROPATHIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

Joint Venture

On June 18, 2019, the Company, along with MJNA, which is a significant shareholder, and AXIM Biotechnologies, Inc., whose president is affiliated with a shareholder, entered into a joint venture agreement with an industrial hemp production farm for the supply of certain industrial hemp CBD crops. The purpose of the joint venture is to share in the harvested yield of the hemp production which the Company hopes to result in a steady supply of industrial hemp CBD for research and development purposes. The Company accounts for its participation in the joint venture under the equity method of accounting. The Company has no control or influence over the joint venture and for the year ending December 31, 2019 the Company recorded a loss in investment in the amount of $27,490. As of December 31, 2020, the Company is no longer part of this joint venture.

Revenue Recognition

The FASB issued Accounting Standards Update (“ASU”) No. 2014-09, codified as ASC 606: Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers.

Revenue consists of research funding from the Company’s National Institute of Health (“NIH”) Grant. Grant revenue is recognized when qualifying costs are incurred and there is reasonable assurance that the conditions of the award have been met for collection. Proceeds received prior to the costs being incurred or the conditions of the award being met are recognized as deferred revenue until the services are performed and the conditions of the award are met. For the year ended December 31, 2020, the company recognized $0 in grant revenue.

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

Preferred Stock

The Company applies the guidance enumerated in FASB ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), when determining the classification and measurement of preferred stock. Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. The Company classifies conditionally redeemable preferred shares (if any), which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. At all other times, the Company classifies its preferred shares in stockholders’ equity. The Company’s preferred shares do not feature any redemption rights within the holders’ control or conditional redemption features not within the Company’s sole control as of December 31, 2020 and 2019. Accordingly, all issuances of preferred stock are presented as a component of stockholders’ equity.

NEUROPATHIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

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

The weighted average number of common stock equivalents not included in diluted income per share, because the effects are anti-dilutive, was 17,174,152 and 4,029,433 for the years ended December 31, 2020 and 2019, respectively.

Research and Development

In accordance with FASB ASC 730, Research and Development (“ASC 730”) research and development (“R&D”) costs are expensed when incurred. R&D costs include supplies, clinical trial and related clinical manufacturing costs, contract and other outside service and facilities and overhead costs. Total R&D costs for the years ended December 31, 2020 and 2019, were $1,095,405 and $554,701, respectively.

NEUROPATHIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

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

Note 3 – Going Concern and Management’s Liquidity Plans

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our accompanying consolidated financial statements, the Company has had a net loss from operations of $4,473,728 and $2,329,117 for the years ended December 31, 2020 and 2019, respectively. The net cash used in operations were $(944,198) and $(1,894,085) for the years ended December 31, 2020 and 2019, respectively. Additionally, the Company had an accumulated deficit of $13,033,363 at December 31, 2020 and has not yet established an adequate ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. These factors raise substantial doubt about its ability to continue as a going concern.

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

NEUROPATHIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

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

The following table presents liabilities that are measured and recognized at fair value as of December 31, 2020 and 2019, on a recurring basis:

	December 31, 2020
	Level 1	Level 2	Level 3	Total Carrying Value
Derivative liabilities	—	—	316,189	$316,189

	December 31, 2019
	Level 1	Level 2	Level 3	Total Carrying Value
Derivative liabilities	—	—	183,451	$183,451

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 2020 and 2019 consisted of the following:

	December 31, 2020	December 31, 2019
Accounts payable and accrued expenses	$538,527	$309,231
Accrued interest	182,781	79,964
Totals	$721,308	$389,195

NEUROPATHIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

NOTE 6 – PAYROLL AND RELATED LIABILITIES

Payroll and related liabilities at December 31, 2020 and 2019 consisted of the following:

	December 31, 2020	December 31, 2019
Payroll	$149,704	$—
Payroll taxes	229,537	243,208
Totals	$379,241	$243,208

As of the year ended December 31, 2020, the Company has accrued payroll and payroll taxes in connection with salaries paid and accrued to four officers of the Company, which includes $130,000 accrued for the CEO, and $12,500 accrued for executive management.

NOTE 7 – LOAN PAYABLE

		December 31, 2020	December 31, 2019
Loan payable at 8%, matures 12/31/2020	* {a}	$850,000	$620,000
Loan payable at 0%, matures 6/11/2021	*	100,000	—
Total		950,000	620,000

{a} – The maturity date of the loan has been extended to December 31, 2021.

* - unsecured note

Total interest expense on notes payable, amounted to $54,444 and $48,921 for the years ended December 31, 2020 and 2019, respectively. Accrued interest related to these notes was $127,825 and $73,381 as of December 31, 2020 and 2019, respectively.

NOTE 8 – LOAN PAYABLE – RELATED PARTY

Prior to the share exchange agreement, the Company borrowed $25,822 and issued a promissory note with a maturity date of March 31, 2020 which was later extended to March 31, 2021. Additionally, the note holder advanced the Company $16,270 for working capital, for a total of $42,092 – also see Note 16.

The loans represent working capital advances from shareholders, bear interest at 0.5%, and grant a security interest in the Company’s assets as collateral. In March 2018, this note was amended, and the original note holder assigned the note to Kettner Investments, LLC, a significant shareholder. The note is now non-interest bearing. Accrued interest related to this note is $226 as of December 31, 2020 and 2019, respectively.

NOTE 9 – CAPITAL LEASE OBLIGATIONS

In September 2019, the Company entered into a lease agreement with Thermo Fisher Scientific to acquire equipment with 48 monthly payments of $941, payable through September 1, 2023, with an effective interest rate of 12% per annum. The outstanding balance of this capital lease was $27,764, secured by equipment with carrying value of $46,131, as of December 31, 2020.

NEUROPATHIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

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

The embedded conversion feature of this Note was deemed to require bifurcation and liability classification, at fair value. Pursuant to the Securities Purchase Agreement, the Company also sold warrants to the investors to purchase up to an aggregate of 100,000 shares of common stock. The fair value of the derivative liability and warrants as of the date of issuance was in excess of the Note (see Note 13) resulting in full discount of the Note.

On March 12, 2020, the Company entered into securities purchase agreements with two different accredited investors (each an “Investor”, and together the “Investors”) pursuant to which each Investor purchased an 8% unsecured convertible promissory note (each a “8% Note”, and together the “8% Notes”) from the Company. The terms and conditions of each of the 8% Notes are substantially the same. Each 8% Note has a principal amount of $105,000 less a $5,000 original issue discount for a purchase price of $100,000, with a maturity date of March 12, 2021. All principal amounts and the interest thereon are convertible into shares of the Company’s common stock at the option of each Investor, after six (6) months from the date of the 8% Notes. These 8% Notes have a variable conversion price and the Company recorded embedded derivative liabilities. The Note is convertible at the option of the holder at any time into shares of the Company’s common stock at an effective conversion price of the lesser of (i) $0.75 or (ii) 68% multiplied by the average of the two lowest trading closing prices of the Company’s common stock on the fifteen days before the issue date of this note or (ii) 68% multiplied by the average of the two lowest trading closing prices of the Company’s common stock on the fifteen days prior to conversion. The fair value of the derivative liability and warrants as of the date of issuance was in excess of the 8% Note (see Note 13) resulting in full discount of the 8% Note. During the year ended December 31, 2020, the Company issued 570,767 shares of common stock for the conversion of $111,000 convertible notes payable and $6,032 of related accrued interest. The outstanding balance on these convertible notes after the conversion was $99,000.

On June 8, 2020, the Company entered into a securities purchase agreement, dated as of June 2, 2020 (the “Purchase Agreement”), with an accredited investor pursuant to which the investor purchased a 12% unsecured convertible promissory note (the “12% Note”) from the Company. The 12% Note has a principal amount of $165,000 less a $9,000 original issue discount (“OID”) for a purchase price of $156,000, of which $52,000 was paid on June 8, 2020 less $3,100 in transaction fees (the “First Tranche”). The 12% Note matures 12 months from the effective date of each tranche. All principal amounts and the interest thereon are convertible into shares of the Company’s common stock at the option of the Investor, after six (6) months from the date of the 12% Note. All closings occurred following the satisfaction of customary closing conditions. The 12% Note is convertible at the option of the holder at any time into shares of the Company’s common stock at an effective conversion price of the lesser of (i) 68% multiplied by the lowest Trading Price (representing a discount rate of 32%) during the previous fifteen (15) trading day period ending on the latest complete trading day prior to the date of the 12% Note or (ii) the Variable Conversion Price. In connection with the Purchase Agreement and the 12% Note, the Company issued a common stock purchase warrant to purchase 36,666 shares of the Company’s common stock at $0.75 per share (the “Warrant”) which may be exercised by cashless exercise, exercisable for a period of three years. The 12% Note has a variable conversion price and the Company recorded embedded derivative liabilities. The fair value of the derivative liability and warrants as of the date of issuance was in excess of the 12% Note (see Note 13) resulting in full discount of the 12% Note.

NEUROPATHIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

On June 23, 2020, the Company entered into a securities purchase agreement, dated as of June 19, 2020, with an accredited investor pursuant to which the investor purchased a 12% convertible promissory note in the principal amount of $150,000, less $20,750 in transaction-related, broker, legal and due diligence expenses. The note matures on June 19, 2021. Principal payments on the note shall be made in six (6) installments, each in the amount of $25,000, starting on December 19, 2020, and continuing thereafter each thirty (30) days for five (5) months. Notwithstanding the foregoing, the final payment of principal and accrued and unpaid interest shall be due on the June 19, 2021. The investor is entitled to, at its option, convert all or any amount of the principal amount and any accrued but unpaid interest of the note into shares of the Company’s common stock, at any time upon an event of default, at a conversion price for each share of common stock equal to the lesser of (i) the lowest trading price during the previous five (5) trading day period ending on the latest complete trading day prior to the date of the note, or (ii) the Variable Conversion Price, subject to certain equitable adjustments. Furthermore, in connection with the securities purchase agreement and the note, the Company issued two common stock purchase warrants each to purchase 115,385 shares of the Company’s common stock at $1.30 per share which may be exercised by cashless exercise, exercisable for a period of five years. One of the warrants only becomes exercisable upon default of the note. During the second half of 2020, the anti-dilution clause was triggered, and the exercise price was reset to $0.15 resulting in the number of warrants to be increased to 1,002,677. The note has a variable conversion price and the Company recorded embedded derivative liabilities. The fair value of the derivative liability and warrants as of the date of issuance was in excess of the note (see Note 13) resulting in full discount of the note.

Total interest expense on convertible notes payable, inclusive of amortization of debt discount of $306,662 and $2,466, amounted to $349,889 and $16,739 for the years ended December 31, 2020 and 2019, respectively.

Total accrued interest on convertible notes payable, for the years ended December 31, 2020 and 2019, was $39,993 and $2,797, respectively.

NOTE 11 – CONVERTIBLE NOTES PAYABLE – RELATED PARTY

In January 2020, the Company sold an additional $100,000, to Kettner Investments, LLC, a significant shareholder, under the Note and sold warrants to purchase up to an aggregate of 100,000 shares of common stock under the Securities Purchase Agreement. The loan is due by December 22, 2021 and accrues interest at a rate of 8% per annum. The Note is convertible at the option of the holder at any time into shares of the Company’s common stock at an effective conversion price of 75% of the average closing price of the Company’s common stock on the fifteen days prior to conversion. The fair value of the derivative liability and warrants as of the date of issuance was in excess of the Note (see Note 13) resulting in full discount of the Note.

In February 2020, the Company sold an additional $50,000, to the CEO of MJNA, a significant shareholder, under the Note and sold warrants to purchase up to an aggregate of 50,000 shares of common stock under the Securities Purchase Agreement. The loan is due by February 2, 2022 and accrues interest at a rate of 8% per annum. The Note is convertible at the option of the holder at any time into shares of the Company’s common stock at an effective conversion price of 75% of the average closing price of the Company’s common stock on the fifteen days prior to conversion. The fair value of the derivative liability and warrants as of the date of issuance was in excess of the Note (see Note 13) resulting in full discount of the Note.

Total interest expense on convertible notes payable – related party, inclusive of amortization of debt discount of $70,000 and $0, amounted to $81,178 and $0 for the years ended December 31, 2020 and 2019, respectively.

Total accrued interest on convertible notes payable – related party, for the years ended December 31, 2020 and 2019, was $11,178 and $0, respectively.

The following is a schedule by year of future debt payments at December 31, 2020.

Year Ending December 31,	Loan payable	Loan payable - related party	Convertible notes payable	Convertible notes payable - related party	Total
2021	$950,000	$42,092	$40,400	$100,000	$1,496,092
2022	—	—	—	$50,000	$50,000
2023	—	—	—	—	—
2024	—	—	—	—	—
2025	—	—	—	—	—
Thereafter	—	—	$376,373	—	$376,373
Total	$950,000	$42,092	$780,373	$150,000	$1,922,465

NOTE 12 – PATENT PURCHASE LIABILITY

On December 17, 2020, the Company entered into an Intellectual Property Rights Purchase and Transfer Agreement (the “IP Purchase Agreement”) by and between Advanced Neural Dynamics (“AND”), Fox Chase, Dr. Douglas Brenneman (“Brenneman”) and the Company to acquire the IP Rights and concurrently entered into a Pharmaceutical Royalty Agreement with AND and Fox Chase.

NEUROPATHIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

Pursuant to the IP Purchase Agreement, the Company acquired the IP Assets for a $570,000 aggregate purchase price payable in restricted common stock of the Company to Fox Chase, Brenneman and AND, payable as follows:

•	1,000,000 shares of restricted common stock of the Company were issued to Fox Chase at a price per share of $0.27 for an aggregate of $270,000; and

•	$300,000 in common stock will be issued to AND/Brenneman in five annual installments which shall be calculated as $60,000 divided by the average ten (10) day closing price prior to each installment date with the initial installment date occurring on January 5, 2021; provided, however, that for the initial installment issuance price only, the price per share shall not be below $0.30 or above $0.60 per share.

In addition, AND/Brenneman shall receive cash payments of $15,000 annually, payable in quarterly installments to offset against tax payments, netted out against actual tax costs incurred. In the event such payments are not made, there will be a 10% penalty assessed on said late tax offset payment.

The liabilities from the IP purchase agreement are recognized at the commencement date based on the present value of remaining payments over the payment term using the Company’s secured incremental borrowing rates or implicit rates, when readily determinable.

The Company’s IP purchase agreement does not provide an implicit rate that can readily be determined. Therefore, the Company uses an 8% discount rate based on our incremental borrowing rate, which is determined using the average interest rate of our long-term debt as of December 17, 2020.

For the year ended December 31, 2020, the Company expensed $587,962 related to the patent purchase which was included in research and development expenses on the accompanying consolidated statements of operations.

Maturity of Patent Purchase Liability
2021	$75,000
2022	75,000
2023	75,000
2024	75,000
2025	75,000
Total undiscounted payments	$375,000
Less: imputed interest	57,038
Present value of patent purchase liabilities	$317,962

NOTE 13 – DERIVATIVE LIABILITIES

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

NEUROPATHIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

Based on the various convertible notes described in Note 10 and 11, the fair value of applicable derivative liabilities on notes, warrants and change in fair value of derivative liability are as follows for the year ended December 31, 2020:

	Derivative Liability - Convertible Notes	Derivative Liability - Warrants	Total
Balance as of December 31, 2019	$61,430	$122,021	$183,451
Additions during the period	597,841	353,779	951,620
Change in fair value	(439,744)	(312,751)	(752,495)
Change due to exercise / redemptions	(66,387)	—	(66,387)
Balance as of December 31, 2020	$153,140	$163,049	$316,189

The fair value of the derivative liability – convertible notes is estimated using a Monte Carlo pricing model with the following assumptions:

Market value of common stock	$0.14 – 0.58
Expected volatility	87.9% - 112.7%
Expected term (in years)	0.19 – 2.00
Risk-free interest rate	0.06% - 1.55%

The fair value of the derivative liability – warrants is estimated using a Monte Carlo pricing model with the following assumptions:

Market value of common stock	$0.58 - 1.80
Expected volatility	0.98% - 160.1%
Expected term (in years)	1.98 - 5.00
Risk-free interest rate	0.18% - 1.57%

NOTE 14 – COMMITMENTS AND CONTINGENCIES

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

On September 15, 2015, we entered into a one year lease arrangement for additional office space, the lease has been renewed is currently scheduled to expire on September 30, 2021. The monthly rent payment is $359, and we provided a security deposit of $183.

On July 1, 2018, we entered into a one year lease arrangement for additional office space, with the option to renew the lease annually. On September 1, 2018, we subleased this office space to a third party. The subleasee will pay 50% of the rent until expiration of lease on June 30, 2021. The monthly rent payment is $2,723, and we provided a security deposit of $2,121.

NEUROPATHIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

Royalties

On December 17, 2020, the Company entered into an Intellectual Property Rights Purchase and Transfer Agreement by and between Advanced Neural Dynamics (“AND”), Fox Chase, Dr. Douglas Brenneman (“Brenneman”) and the Company to acquire the IP Rights and concurrently entered into a Pharmaceutical Royalty Agreement (the “Royalty Agreement”) with AND and Fox Chase.

Pursuant to the Royalty Agreement, the following royalties and license fees are payable to Fox Chase and AND as well:

•	1% royalties on net sales up to $500,000 per year per participant (for an aggregate maximum of 2% and up to $1,000,000);

•	1% upfront sublicense fees per participant; and

•	1% reversion rights to each participant (for 2% aggregate), which rights include future milestone payments.

NOTE 15 – STOCKHOLDERS’ DEFICIT

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

Equity Purchase Agreement with Cross & Company

On September 18, 2020, the Company entered into a Equity Purchase Agreement with Cross and Company. We have the right to “put,” or sell, up to 8,108,108 shares of our common stock to Cross. Unless terminated earlier, Cross’s purchase commitment will automatically terminate on the earlier of the date on which Cross shall have purchased shares pursuant to the Equity Purchase Agreement for an aggregate purchase price of $6,000,000 or September 18, 2023.

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

NEUROPATHIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

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

On November 16, 2020, the Company issued 90,000 shares of the Company’s common stock at $0.17 a share for conversion of $15,000 convertible note payable.

On November 23, 2020, the Company issued 122,051 shares of the Company’s common stock at $0.18 a share for conversion of $20,000 convertible note and $1,714 of related accrued interest.

On December 8, 2020, the Company issued 135,695 shares of the Company’s common stock at $0.15 a share to the research organization.

On December 11, 2020, the Company issued 1,000,000 shares of the Company’s common stock at $0.27 a share to a consulting company for services.

On December 17, 2020, the Company executed an intellectual property rights purchase and transfer agreement whereby this agreement grants certain IP to the Company. In connection with the execution of this agreement, the Company issued 1,000,000 shares of the Company’s common stock at $0.27 a share to the research organization.

On December 18, 2020, the Company issued 70,973 shares of the Company’s common stock at $0.14 a share for the conversion of $10,000 note payable with $318 of related accrued interest.

Stock Options

On May 4, 2020, the Company granted options to purchase 6,050,000 shares of common stock at a price of $0.57 per share to certain directors and employees of the Company (including our named executive officers) and are exercisable for ten years. One quarter of these options vest on the grant day, and the remainder of the options vest equally over thirty-six (36) months starting January 1, 2020. These options were valued at $3,152,050 using a Black-Scholes Options Pricing Model.

NEUROPATHIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

On May 18, 2020, the Company granted options to purchase 75,000 shares of common stock at a price of $0.51 per share to a consultant and are exercisable for ten years. One quarter of these options vest on the grant day, and the remainder of the options vest equally over twelve (12) months. These options were valued at $34,260 using a Black-Scholes Options Pricing Model.

On September 14, 2020 and December 24, 2020, the Company granted options to purchase 250,000 shares of common stock, respectively, at a price of $0.84 and $0.20 per share, respectively, to a consultant and are exercisable for ten years. One quarter of these options vest on the grant day, and the remainder of the options vest equally over twelve (12) months. These options were valued at $180,950 using a Black-Scholes Options Pricing Model.

On September 23, 2020, the Company granted options to purchase 200,000 shares of common stock at a price of $0.80 per share to a consultant, who is a related party, and are exercisable for ten years. One quarter of these options vest on the grant day, and the remainder of the options vest equally over twenty-four (24) months. These options were valued at $109,060 using a Black-Scholes Options Pricing Model.

On December 28, 2020, the Company granted options to purchase 200,000 shares of common stock at a price of $0.18 per share to a consultant and are exercisable for ten years. One quarter of these options vest on the grant day, and the remainder of the options vest equally over twelve (12) months. These options were valued at $26,720 using a Black-Scholes Options Pricing Model.

For the years ended December 31, 2020 and 2019, the Company recorded $1,263,425 and $5,878, respectively, as stock-based compensation which is included in the general and administrative expenses in the consolidated statement of operations and $459,175 and $0 respectively, as research and development expense. The remaining expense outstanding through December 31, 2022 is $1,780,440.

The fair value of the options is estimated using a Black-Scholes Options Pricing Model with the following assumptions:

Market value of common stock on issuance date	$0.18 - 0.84
Exercise price	$0.18 - 2.00
Expected volatility	86% - 138%
Expected term (in years)	5.5 – 6.5
Risk-free interest rate	0.64% – 1.73
Expected dividend yields	—

On August 14, 2019, the Board authorized the Company’s 2019 Equity Incentive Plan (the “2019 Plan”) in order to facilitate the grant of cash and equity incentives to directors, employees (including our named executive officers) and consultants of our company and certain of its affiliates and to enable our company and certain of its affiliates to obtain and retain services of these individuals, which is essential to our long-term success. Our 2019 Plan allows for the grant of a variety of equity vehicles to provide flexibility in implementing equity awards, including incentive stock options, non-qualified stock options, restricted stock grants, unrestricted stock grants and restricted stock units. A total of 7,500,000 shares of common stock were authorized under the 2019 Plan, which was amended to 11,500,000 shares of common stock, for which as of December 31, 2020 a total of 6,050,000 are outstanding.

NEUROPATHIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

The following is a summary of outstanding and exercisable options:

	Number of Options	Weighted Avg Exercise Price	Weighted Avg Remaining Years
Outstanding as of December 31, 2019	100,000	$2	9.51
Granted	7,025,000	0.56	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding as of December 31, 2020	7,125,000	$0.58	9.9
Outstanding as of December 31, 2020, vested	3,478,906	$0.61	9.13

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

On June 23, 2020, the Company entered into a Securities Purchase Agreement, dated as of June 19, 2020 with an accredited investor pursuant to which the Investor purchased a 12% convertible promissory note from the Company. In connection with the securities purchase agreement and the note, the Company issued two common stock purchase warrants each to purchase 115,385 shares of the Company’s common stock at $1.30 per share which may be exercised by cashless exercise, exercisable for a period of five years. One of the warrants is to be issued only in the case of default on the note. During the year ended December 31, 2020, the anti-dilution clause was triggered and the exercise price was reset to $0.15 resulting in the number of warrants to be increased to 1,002,677. The warrants were deemed as a derivative liability and was recorded as a debt discount at date of issuance. See Note 10.

The following is a summary of outstanding and exercisable warrants:

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2019	100,000	$3.26
Granted	1,189,343	0.44
Forfeited	—	—
Exercised	—	—
Expired	—	—
Balance at December 31, 2020	1,289,343	$0.18

At December 31, 2020, 1,289,343 warrants for common stock were exercisable and the intrinsic value of these warrants was $0. The weighted average remaining contractual life for warrants outstanding was 3.93 years.

NEUROPATHIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

NOTE 16 – RELATED PARTY TRANSACTIONS

The Company’s Chief Executive Officer (“CEO”) shares the use of the leased office space for personal living quarters. The CEO reimburses the Company for 50% of the monthly rent, or $2,800 per month.

As of December 31, 2020, the Company owes the CEO $130,00 for accrued compensation and $55,258 for expenses the CEO incurred on behalf of the Company.

See Notes 8, 11 and 15 for additional related party transactions.

NOTE 17 – INCOME TAXES

We file income tax returns in the United States federal jurisdiction and in various state and local jurisdictions. In the normal course of business, we are subject to examination by taxing authorities. The tax years ending 2017 through 2020 remain subject to examination for federal tax purposes and remain subject to examination in significant state tax jurisdictions.

As of December 31, 2020, and 2019, the Company had federal and state net operating loss carry forwards of $7,000,000 and $4,220,000, respectively, of which $.8 million of the 2020 amount will expire in 2033 through 2037, and $6.2 million will not expire.

The reconciliation of income tax expense computed at the U.S. federal statutory rate to the income tax provision for the years ended December 31, 2020 and 2019 is as follows:

	For the Years ended December 31,
	2020	2019
	%	%
Statutory federal tax rate	21.0	21.0
State taxes, net of federal benefit	6.4	4.7
Valuation allowance	(28.2)	(20.0)
Permanent items	1.4	(5.2)
Other, net	(0.6)	(0.5)
Provision for income taxes	(0.0)	—

The change in the Company's net increase in the valuation allowance was caused by the change in estimation of NOL utilization.

NEUROPATHIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

Deferred income taxes reflect the net tax effects of: (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes; and (b) operating loss and tax credit carry-forwards. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. Significant components of deferred tax assets as December 31, 2020 and 2019 were as follows:

	For the Years ended December 31,
	2020	2019
Deferred Tax Assets:
Federal net operating loss carryforwards	$1,457,706	$892,000
Stock based compensation	476,938	—
Non-cash interest	68,405	39,954
Non-cash accrued compensation	877.976	794,880
Fixed assets	3,616	—
State taxes	408,828	316,238
Net deferred tax assets before valuation allowance	3,293,468	2,043,072
Valuation Allowance	(3,293,468)	(2,043,072)
Net Deferred Tax Assets	$—	$—

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

NOTE 18 – SUBSEQUENT EVENTS

In January 2021, the Company issued 313,972 shares of common stock at the price of $0.19 per share for the purchase of intellectual property based on a five year installment sale. This compensation is included in research and development on the consolidated statement of operations. The issuance was an error and was intended, as per agreement to be 200,000 shares at the floor price of $.30 per share. The Company and the recipient have discussed the cancellation of 113,972 shares which will occur in the second quarter of 2021. See Note 12.

In January 2021, the Company repaid $20,000 to its Chief Executive Officer in exchange for the discharge of a portion of his accrued expenses.

On January 4, 2021, the Company issued 109,098 shares of common stock for the conversion of $10,000 convertible notes payable and $272 of related accrued interest.

On January 12, 2021, the Company issued 175,000 shares of common stock at the price of $0.10 per share in exchange for a settlement of accrued expenses.

On January 13, 2021, the Company issued 117,609 shares of common stock for the conversion of $10,000 convertible notes payable and $97 of related accrued interest.

On January 14, 2021, the Company sold 258,559 shares of common stock at the purchase price of $0.11 per share for a total purchase price of $28,571.

On January 15, 2021, the company issued 29,167 shares of the company’s common stock at $0.22 a share to a consultant for business development services.

NEUROPATHIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

On January 27, 2021, the Company sold 388,583 shares of common stock at the purchase price of $0.13 per share for a total purchase price of $51,410.

On February 1, 2021, the Company issued 288,036 shares of common stock for the conversion of $25,000 convertible notes payable and $162 of related accrued interest.

On February 2, 2021, the Company issued 229,638 shares of common stock for the conversion of $20,000 convertible notes payable.

On February 10, 2021, the Company issued 243,688 shares of common stock for the conversion of $20,000 convertible notes payable and $4,200 of related accrued interest.

On February 10, 2021, the Company sold 697,714 shares of common stock at the purchase price of $0.17 per share for a total purchase price of $121,577.

On February 10, 2021, the Company entered into a letter agreement with Lyons Capital, pursuant to which the Company agreed to issue and sell 3,500,000 shares of the Company’s common stock, par value $0.0001 per share, and two warrants to purchase an aggregate of 3,500,000 additional shares of Common Stock, the terms of such warrants are further discussed below, for an aggregate purchase price of $1,207,500.

The first warrant grants Lyons Capital the right to purchase up to 1,750,000 shares of common stock at an exercise price of $0.22 per share. The second warrant grants Lyons Capital the right to purchase up to an additional 1,750,000 shares of common stock at an exercise price of $0.27 per share. The warrants are exercisable immediately, will expire five years from the date of issuance, and contain customary provisions allowing for adjustment to the exercise price and number of shares of common stock issuable upon exercise in the event of any stock dividend, recapitalization, reorganization, reclassification, or similar transaction. Lyons Capital has the right to exercise the warrants at any time; provided, however, that subject to limited exceptions, Lyons Capital may not exercise any portion of the warrants if Lyons Capital, together with any of its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise.

On February 22, 2021, the Company sold 715,893 shares of common stock at the purchase price of $0.16 per share for a total purchase price of $115,617.

On February 26, 2021, the Company sold 1,050,045 shares of common stock at the purchase price of $0.09 per share for a total purchase price of $90,146.

On March 2, 2021, the Company issued 520,000 shares of common stock at the price of $0.10 per share in exchange for a settlement of accrued expenses.

On March 4, 2021, the company issued 320,833 shares of the company’s common stock at $0.22 a share to a consultant for business development services.

On March 12, 2021, the Company granted options to purchase 7,350,000 shares of common stock at a price of $0.13 per share to certain directors and employees of the Company (including our named executive officers) and are exercisable for ten years. One quarter of these options vest on the grant day, and the remainder of the options vest equally over thirty-six (36) months starting March 12, 2021. These options were valued at $732,795 using a Black-Scholes Options Pricing Model.

In March 2021, the Company granted options to purchase 200,000 shares of common stock at a price of $0.13 per share to a certain member of the Company’s corporate advisory board, as governed under agreement. One quarter of these options vested on the grant day, and the remainder of the options vest equally over twenty four (24) months thereafter. These options were valued at $19,940 using a Black-Scholes Options Pricing Model.

In March 2021, the Company entered into a new lease agreement with Thermo Fisher Scientific to acquire another piece of equipment with 36 monthly payments of $699 (including tax), payable through March 2024, with an effective interest rate of 13.4% per annum. The outstanding balance of this capital lease as of March 30, 2021 was $24,637, with a carrying value of $24,637.

