Form 10-Q
period 2021-03-31
NEUROPATHIX, INC.
filed 2021-05-13
CIK 1615999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

(215) 695-6559

(Registrant’s telephone number, including area code)

KANNALIFE, INC.

(Former Name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

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

Yes ☐ No ☒

As of May 11, 2021, the registrant had 87,978,445 issued and outstanding shares of common stock, par value $0.0001 per share.

1

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

NEUROPATHIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

	March 31, 2021	December 31, 2020
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$323,190	$21,874
Prepaid expenses	38,000	161,000
Other receivables	56,838	400
Total Current Assets	418,028	183,274

NON-CURRENT ASSETS:
Property and equipment, net	79,458	59,266
Security deposits	17,121	17,121
Total Non-Current Assets	96,579	76,387
TOTAL ASSETS	$514,607	$259,661

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$550,275	$721,308
Payroll and related liabilities	363,989	379,241
Loan payable	950,000	950,000
Loan payable - related party	42,092	42,092
Convertible notes payable, net of $146,371 debt discount	194,821	198,127
Convertible notes payable, net of $61,507 debt discount - related party	88,493	—
Capital lease obligations	12,860	8,471
Patent purchase liability	53,135	53,135
Due to related party, net	28,415	55,258
Derivative liabilities	157,184	138,046
Total Current Liabilities	2,441,264	2,545,678

LONG TERM LIABILITIES:
Convertible notes payable - long term	376,373	376,373
Convertible notes payable - long term - related party	—	70,000
Capital lease obligation - long term	29,416	19,293
Patent purchase liability - long term	204,826	264,826
Derivative liabilities - long term	201,149	178,143
Total Long Term Liabilities	811,764	908,635
TOTAL LIABILITIES	3,253,028	3,454,313

Commitments and contingencies (Note 14)	—	—

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized
Series A preferred stock, 75 shares designated, 75 issued and outstanding (Liquidation preference of $75,000)	—	—
Series B preferred stock, 75 shares designated, 75 issued and outstanding (Liquidation preference of $75,000)	—	—
Common stock, $0.0001 par value, 200,000,000 authorized, 87,978,445 and 77,670,908 issued and outstanding, respectively	8,797	7,767
Additional paid-in capital	11,614,719	9,830,944
Accumulated deficit	(14,361,937)	(13,033,363)
TOTAL STOCKHOLDERS' DEFICIT	(2,738,421)	(3,194,652)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$514,607	$259,661

The accompanying notes are an integral part of these consolidated financial statements

NEUROPATHIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended March 31,
	2021	2020
NET REVENUES:
Grant revenue	$32,000	$—
TOTAL NET REVENUES	32,000	—

OPERATING EXPENSES:
Research and development	128,648	19,727
General and administrative	987,189	364,107
TOTAL OPERATING EXPENSES	1,115,837	383,834

LOSS FROM OPERATIONS	(1,083,837)	(383,834)

OTHER INCOME (EXPENSE):
Interest expense, net	(134,521)	(215,163)
Change in fair value of derivative liabilities	(110,216)	291,165
TOTAL OTHER INCOME (EXPENSE)	(244,737)	76,002

NET LOSS BEFORE INCOME TAX	$(1,328,574)	$(307,832)

Income tax expense	—	—

NET LOSS	$(1,328,574)	$(307,832)

Loss per common share - basic and diluted	$(0.02)	$—

Weighted average common shares outstanding - basic and diluted	82,806,466	74,225,141

The accompanying notes are an integral part of these consolidated financial statements

NEUROPATHIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
Unaudited

	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at December 31, 2019	75	$—	75	$—	74,225,141	$7,422	$6,794,612	$(8,496,088)	$(1,694,054)
Net loss	—	—	—	—	—	—	—	(307,832)	(307,832)
Balance at March 31, 2020	75	$—	75	$—	74,225,141	$7,422	$6,794,612	$(8,803,920)	$(2,001,886)

Balance at December 31, 2020	75	$—	75	$—	77,670,908	$7,767	$9,830,944	$(13,033,363)	$(3,194,652)
Stock based compensation	—	—	—	—	—	—	453,950	—	453,950
Issuance of common stock for cash	—	—	—	—	7,268,188	727	813,030	—	813,757
Issuance of common stock for conversion of notes payable and accrued interest	—	—	—	—	988,069	99	89,632	—	89,731
Issuance of common stock for services	—	—	—	—	525,000	52	105,243	—	105,295
Issuance of common stock in lieu of deferred compensation	—	—	—	—	692,308	69	89,931	—	90,000
Issuance of common stock due to settlement of accrued expenses	—	—	—	—	520,000	52	103,948	—	104,000
Issuance of common stock for payment of patent purchase liability	—	—	—	—	313,972	31	59,969	—	60,000
Reduction of derivative liability due to conversions	—	—	—	—	—	—	68,072	—	68,072
Net loss	—	—	—	—	—	—	—	(1,328,574)	(1,328,574)
Balance at March 31, 2021	75	$—	75	$—	87,978,445	$8,797	$11,614,719	$(14,361,937)	$(2,738,421)

The accompanying notes are an integral part of these consolidated financial statements

NEUROPATHIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,328,574)	$(307,832)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	4,445	4,034
Amortization of debt discount	100,187	44,109
Stock based compensation	453,950	—
Issuance of common stock for services	157,294	—
Non-cash interest expense	—	149,604
Change in fair value of derivative liabilities	110,216	(291,165)
Changes in operating assets and liabilities:
Prepaid expenses	123,000	3,000
Accounts payable and accrued expenses	(114,302)	(5,036)
Payroll and related liabilities	74,748	30,302
Due to related party, net	(26,843)	23,912
NET CASH USED IN OPERATING ACTIVITIES	(445,879)	(349,072)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(8,100)	—
NET CASH USED IN INVESTING ACTIVITIES	(8,100)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	757,320	—
Principal payments toward capital lease obligations	(2,025)	(1,801)
Proceeds from loan payable - related party	—	150,000
Proceeds from convertible notes payable, net of OID	—	194,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	755,295	342,199

Net increase (decrease) in cash	301,316	(6,873)
Cash and cash equivalents, beginning of period	21,874	121,455
Cash and cash equivalents, end of period	$323,190	$114,582

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$798	$—
Cash paid for taxes	$—	$—

NON-CASH ACTIVITIES:
Issuance of common stock for conversion of notes payable and accrued interest	$89,731	$—
Issuance of common stock for payment of patent purchase liability	$60,000	$—
Issuance of common stock in lieu of deferred compensation	$90,000	$—
Receivable upon the issuance of common shares	$56,438	$—
Property and equipment financed through capital leases	$16,537	$—
Reduction of derivative liability	$68,072	$—
Settlement of accrued expenses through issuance of common stock	$52,000	$—
Debt discount upon the issuance of convertible note payable	$—	$194,000
Debt discount upon the issuance of convertible note payable - related party	$—	$150,000

The accompanying notes are an integral part of these consolidated financial statements

NEUROPATHIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021
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

Unaudited Interim Financial Information

We have prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These condensed consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of our balance sheets, operating results, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for 2021. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with our audited financial statements and accompanying notes for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2021.

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

In December 2019, a novel strain of coronavirus, commonly known as COVID-19, surfaced. The spread of COVID-19 around the world in 2020 has caused significant volatility in U.S. and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies and, as such, the Company is unable to determine if it will have a material impact to its operations. The Company’s operations as of March 31, 2021 have not been significantly affected, but may be affected in the future, by the ongoing outbreak of COVID-19 which was declared a pandemic by the World Health Organization. The ultimate disruption which may be caused by the outbreak is uncertain; however, it may result in a material adverse impact on the Company’s financial position, operations and cash flows. Possible areas that may be affected include, but are not limited to, disruption to the Company’s labor workforce, unavailability of products and supplies used in operations, and the decline in value of assets held by the Company.

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

The weighted average number of common stock equivalents not included in diluted income per share, because the effects are anti-dilutive, was 29,446,224 and 4,898,092 for the three months ended March 31, 2021 and 2020, respectively.

Research and Development

In accordance with FASB ASC 730, Research and Development (“ASC 730”) research and development (“R&D”) costs are expensed when incurred. R&D costs include supplies, clinical trial and related clinical manufacturing costs, contract and other outside service and facilities and overhead costs. Total R&D costs for the three months ended March 31, 2021 and 2020, were $128,648 and $19,727, respectively.

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

Note 3 – Going Concern and Management’s Liquidity Plans

The Company’s condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our accompanying condensed consolidated financial statements, the Company has had a net loss from operations of $1,083,837 and $383,834 for the three months ended March 31, 2021 and 2020, respectively. Additionally, the Company had an accumulated deficit of $14,361,937 at March 31, 2021 and has not yet established an adequate ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. These factors raise substantial doubt about its ability to continue as a going concern.

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

The following table presents liabilities that are measured and recognized at fair value as of March 31, 2021 and December 31, 2020, on a recurring basis:

	March 31, 2021
	Level 1	Level 2	Level 3	Total Carrying Value
Derivative liabilities	—	—	358,333	$358,333

	December 31, 2020
	Level 1	Level 2	Level 3	Total Carrying Value
Derivative liabilities	—	—	316,189	$316,189

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021	December 31, 2020
Accounts payable and accrued expenses	$339,961	$538,527
Accrued interest	210,314	182,781
Totals	$550,275	$721,308

NOTE 6 – PAYROLL AND RELATED LIABILITIES

Payroll and related liabilities at March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021	December 31, 2020
Payroll	$120,234	$149,704
Payroll taxes	243,755	229,537
Totals	$363,989	$379,241

As of March 31, 2021 and December 31, 2020, the Company has accrued payroll and payroll taxes in connection with salaries paid and accrued to four officers of the Company which includes $100,000 accrued for the CEO, and $12,500 accrued for executive management.

NOTE 7 – LOAN PAYABLE

		March 31, 2021	December 31, 2020
Loan payable at 8%, matures December 31, 2021	*	$850,000	$850,000
Loan payable at 1%, matures June 11, 2021	*	100,000	100,000
Total		950,000	950,000
Less: short term loans		950,000	—
Total long-term loans		$—	$950,000
* - unsecured note

Total interest expense on notes payable, amounted to $16,767 and $12,230 for the three months ended March 31, 2021 and 2020, respectively. Accrued interest related to these notes was $144,592 and $127,825 as of March 31, 2021 and December 31, 2020, respectively.

NOTE 8 – LOAN PAYABLE – RELATED PARTY

Prior to the share exchange agreement, the Company borrowed $25,822 and issued a promissory note with a maturity date of March 31, 2020 which was later extended to March 31, 2022. Additionally, the note holder advanced the Company $16,270 for working capital, for a total of $42,092 – also see Note 16.

The loans represent working capital advances from shareholders, bear interest at 0.5%, and grant a security interest in the Company’s assets as collateral. In March 2018, this note was amended, and the original note holder assigned the note to Kettner Investments, LLC, a significant shareholder. The note is now non-interest bearing. Accrued interest related to this note is $226 as of March 31, 2021 and December 31, 2020, respectively.

NOTE 9 – CAPITAL LEASE OBLIGATIONS

In September 2019, the Company entered into a lease agreement with Thermo Fisher Scientific to acquire equipment with 48 monthly payments of $941, payable through September 1, 2023, with an effective interest rate of 12% per annum. The outstanding balance of this capital lease was $25,739, secured by equipment with carrying value of $29,221, as of March 31, 2021.

In March 2021, the Company entered into another lease agreement with Thermo Fisher Scientific to acquire equipment with 36 monthly payments of $699, payable through February 29, 2024, with an effective interest rate of 13% per annum. The outstanding balance of this capital lease was $16,537, secured by equipment with carrying value of $24,226, as of March 31, 2021.

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

On March 12, 2020, the Company entered into securities purchase agreements with two different accredited investors (each an “Investor”, and together the “Investors”) pursuant to which each Investor purchased an 8% unsecured convertible promissory note (each a “8% Note”, and together the “8% Notes”) from the Company. The terms and conditions of each of the 8% Notes are substantially the same. Each 8% Note has a principal amount of $105,000 less a $5,000 original issue discount for a purchase price of $100,000, with a maturity date of March 12, 2021. This note is in default as of March 12, 2021, which may trigger cross defaults on other notes. The Company is in negotiations to extend the maturity date of the Note. All principal amounts and the interest thereon are convertible into shares of the Company’s common stock at the option of each Investor, after six (6) months from the date of the 8% Notes. These 8% Notes have a variable conversion price and the Company recorded embedded derivative liabilities. The fair value of the derivative liability and warrants as of the date of issuance was in excess of the 8% Note (see Note 12) resulting in full discount of the 8% Note. During the three ended March 31, 2021, the Company issued 988,069 shares of common stock for the conversion of $85,000 convertible notes payable and $4,731 of related accrued interest. The outstanding balance on these convertible notes after the conversion was $14,000.

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

On June 23, 2020, the Company entered into a securities purchase agreement, dated as of June 19, 2020, with an accredited investor pursuant to which the investor purchased a 12% convertible promissory note in the principal amount of $150,000, less $20,750 in transaction-related, broker, legal and due diligence expenses. The note matures on June 19, 2021. Principal payments on the note shall be made in six (6) installments, each in the amount of $25,000, starting on December 19, 2020, and continuing thereafter each thirty (30) days for five (5) months. Notwithstanding the foregoing, the final payment of principal and accrued and unpaid interest shall be due on the June 19, 2021. The investor is entitled to, at its option, convert all or any amount of the principal amount and any accrued but unpaid interest of the note into shares of the Company’s common stock, at any time upon an event of default, at a conversion price for each share of common stock equal to the lesser of (i) the lowest trading price during the previous five (5) trading day period ending on the latest complete trading day prior to the date of the note, or (ii) the Variable Conversion Price, subject to certain equitable adjustments. Furthermore, in connection with the securities purchase agreement and the note, the Company issued two common stock purchase warrants each to purchase 115,385 shares of the Company’s common stock at $1.30 per share which may be exercised by cashless exercise, exercisable for a period of five years. One of the warrants only becomes exercisable upon default of the note. During the first quarter of 2021, the anti-dilution clause was triggered and the exercise price was reset to $0.09 resulting in the number of warrants to be increased to 1,696,838. The note has a variable conversion price and the Company recorded embedded derivative liabilities. The fair value of the derivative liability and warrants as of the date of issuance was in excess of the note (see Note 13) resulting in full discount of the note.

Total interest expense on convertible notes payable, inclusive of amortization of debt discount of $81,694 and $29,589, amounted to $94,194 and $32,522 for the three months ended March 31, 2021 and 2020, respectively.

Total accrued interest on convertible notes payable, as of March 31, 2021 and December 31, 2020, was $41,367 and $39,993, respectively.

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

Total interest expense on convertible notes payable – related party, inclusive of amortization of debt discount of $18,493 and $14,521, amounted to $21,493 and $16,698 for the three months ended March 31, 2021 and 2020, respectively.

Total accrued interest on convertible notes payable – related party, as of March 31, 2021 and December 31, 2020, was $14,178 and $11,178, respectively.

The following is a schedule by year of future debt payments at March 31, 2021.

Year Ending December 31,	Loan payable	Loan payable - related party	Convertible notes payable	Convertible notes payable - related party	Total
2021 – remainder of the year	$950,000	$42,092	$319,000	$100,000	$1,411,092
2022	—	—	—	50,000	50,000
2023	—	—	—	—	—
2024	—	—	—	—	—
2025	—	—	—	—	—
Thereafter	—	—	$376,373	—	376,373
Total	$950,000	$42,092	$695,373	$150,000	$1,837,465

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

Pursuant to the IP Purchase Agreement, the Company acquired the IP Assets for a $570,000 aggregate purchase price payable in restricted common stock of the Company to Fox Chase, Brenneman and AND, payable as follows:

•	1,000,000 shares of restricted common stock of the Company were issued to Fox Chase at a price per share of $0.27 for an aggregate of $270,000; and

•	$300,000 in common stock will be issued to AND/Brenneman in five annual installments which shall be calculated as $60,000 divided by the average ten day closing price prior to each installment date with the initial installment date occurring on January 5, 2021; provided, however, that for the initial installment issuance price only, the price per share shall not be below $0.30 or above $0.60 per share.

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

Maturity of Patent Purchase Liability
Year Ending December 31,
2021 - remainder of the year	$15,000
2022	75,000
2023	75,000
2024	75,000
2025	75,000
Total undiscounted payments	315,000
Less: Imputed interest	(57,039)
Present value of Patent Purchase liabilities	$257,961

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

Based on the various convertible notes described in Note 10 and 11, the fair value of applicable derivative liabilities on notes, warrants and change in fair value of derivative liability are as follows for the three months ended March 31, 2021:

	Derivative Liability - Convertible Notes	Derivative Liability - Warrants	Total
Balance as of December 31, 2020	$153,140	$163,049	$316,189
Additions during the period	—	—	—
Change in fair value	72,116	38,100	110,216
Change due to exercise / redemptions	(68,072)	—	(68,072)
Balance as of March 31, 2021	$157,184	$201,149	$358,333

The fair value of the derivative liability – convertible notes is estimated using a Monte Carlo pricing model with the following assumptions:

Market value of common stock	$0.11 – 0.35
Expected volatility	82% - 103.1%
Expected term (in years)	0.17 – 0.84
Risk-free interest rate	0.00%

The fair value of the derivative liability – warrants is estimated using a Monte Carlo pricing model with the following assumptions:

Market value of common stock	$0.11 – 0.11
Expected volatility	99.9% - 114.3%
Expected term (in years)	1.73 – 4.22
Risk-free interest rate	0.00%

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

Occupancy Leases

On April 1, 2014, the Company entered into a one year lease arrangement for office space, with the option to renew the lease annually. The lease has been renewed through April 2022. The monthly rent payment is $5,600 and the security deposit is $15,000.

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

Royalties

On December 17, 2020, the Company entered into an Intellectual Property Rights Purchase and Transfer Agreement by and between AND, Fox Chase, Brenneman and the Company to acquire the IP Rights and concurrently entered into the “Royalty Agreement with AND and Fox Chase.

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

Equity Purchase Agreement with Cross & Company

On September 18, 2020, the Company entered into an Equity Purchase Agreement with Cross and Company. We have the right to “put,” or sell, up to 8,108,108 shares of our common stock to Cross. Unless terminated earlier, Cross’s purchase commitment will automatically terminate on the earlier of the date on which Cross shall have purchased shares pursuant to the Equity Purchase Agreement for an aggregate purchase price of $6,000,000 or September 18, 2023. The purchase price per share is calculated at a fifteen percent discount of the lowest trading price of the Company’s common stock during the ten days after Cross and Co. receives the shares.

On January 4, 2021, the Company issued 109,098 shares of common stock for the conversion of $10,000 convertible notes payable and $272 of related accrued interest at $0.09 per share.

On January 12, 2021, the Company issued 175,000 shares of common stock at the price of $0.18 per share in exchange for a settlement of accrued expenses.

On January 13, 2021, the Company issued 117,609 shares of common stock for the conversion of $10,000 convertible notes payable and $97 of related accrued interest at $0.09 per share.

On January 14, 2021, the Company sold 258,559 shares of common stock at the purchase price of $0.11 per share for a total purchase price of $28,571.

On January 15, 2021, the Company issued 29,167 shares of common stock at $0.23 a share, to a consultant for business development services.

On January 15, 2021, the Company issued 313,972 shares of common stock at the price of $0.19 per share for the purchase of intellectual property based on a five year installment sale. This compensation is included in research and development on the consolidated statement of operations. The issuance was an error and was intended, as per agreement to be 200,000 shares at the floor price of $.30 per share. The Company and the recipient have discussed the cancellation of 113,972 shares which will occur in the second quarter of 2021.

On January 28, 2021, the Company sold 388,583 shares of common stock at the purchase price of $0.13 per share for a total purchase price of $51,410.

On February 1, 2021, the Company issued 517,674 shares of common stock for the conversion of $45,000 convertible notes payable and $162 of related accrued interest at $0.09 per share.

On February 10, 2021, the Company issued 243,688 shares of common stock for the conversion of $20,000 convertible notes payable and $4,200 of related accrued interest at $0.10 per share.

On February 10, 2021, the Company issued 697,714 shares of common stock in exchange of cash at $0.17 per share for a total purchase price of $121,577.

On February 10, 2021, the Company issued 3,500,000 shares of common stock in exchange of cash at $0.10 per share for a total purchase price of $350,000.

On February 22, 2021, the Company issued 715,893 shares of common stock in exchange of cash at $0.16 per share  for a total purchase price of $115,617.

On February 26, 2021, the Company issued 1,050,045 shares of common stock in exchange of cash at $0.09 per share for a total purchase price of $90,146.

On March 2, 2021, the Company issued 520,000 shares of common stock at the price of $0.10 per share in exchange for a settlement of accrued expenses.

On March 4, 2021, the Company issued 320,833 shares of common stock at $0.23 a share, to a consultant for business development services.

On March 12, 2021, the Company issued its CEO 692,308 shares of common stock at $0.13 a share in lieu of $90,000 of deferred salary.

On March 25, 2021, the Company issued 657,394 shares of common stock in exchange of cash at $0.14 per share for a total purchase price of $56,437.

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

On March 12, 2021, the Company granted options to purchase 7,350,000 shares of common stock at a price of $0.13 per share to certain directors and employees of the Company (including our named executive officers) and are exercisable for ten years. One quarter of these options vested on the grant day, and the remainder of the options vest equally over thirty-six months starting March 12, 2021. These options were valued at $732,795 using a Black-Scholes Options Pricing Model.

On March 12, 2021, the Company granted options to purchase 200,000 shares of common stock at a price of $0.13 per share to a certain member of the Company’s corporate advisory board, as governed under agreement. One quarter of these options vested on the grant day, and the remainder of the options vest equally over twenty four months thereafter. These options were valued at $19,940 using a Black-Scholes Options Pricing Model.

The remaining expense outstanding through March 12, 2024 is $2,079,225.

For the three months ended March 31, 2021 and 2020, the Company recorded $382,473 and $0, respectively, as stock based compensation which is included in the general and administrative expenses in the condensed consolidated statement of operations and $71,477 and $0, respectively, as research and development expense.

The fair value of the options is estimated using a Black-Scholes Options Pricing Model with the following assumptions:

Market value of common stock on issuance date	$0.13 – 0.84
Exercise price	$0.13 – 2.00
Expected volatility	86 – 138%
Expected term (in years)	5.50 – 6.50
Risk-free interest rate	0.64 – 1.73%
Expected dividend yields	—

On August 14, 2019, the Board authorized the Company’s 2019 Equity Incentive Plan (the “2019 Plan”) in order to facilitate the grant of cash and equity incentives to directors, employees (including our named executive officers) and consultants of our company and certain of its affiliates and to enable our company and certain of its affiliates to obtain and retain services of these individuals, which is essential to our long-term success. Our 2019 Plan allows for the grant of a variety of equity vehicles to provide flexibility in implementing equity awards, including incentive stock options, non-qualified stock options, restricted stock grants, unrestricted stock grants and restricted stock units. There were initially 7,500,000 shares of Company common stock authorized for issuance under our 2019 Plan.

On May 4, 2020, the Company amended its 2019 Plan to increase the number of shares of Company common stock authorized for issuance thereunder to 11,500,000 shares. On March 12, 2021, the Company executed a second amendment to the 2019 Plan to (i) replace all references to “Kannalife, Inc.,” the Company’s former name, to “Neuropathix, Inc.,” and (ii) increase the number of shares of Company common stock authorized for issuance thereunder 20,000,000 shares (the “Second Plan Amendment”).

The Second Plan Amendment was approved by the Company’s Board of Directors on March 12, 2021. The Second Plan Amendment remains subject to shareholder approval, which the Company shall undertake to obtain as soon as reasonably practicable, but in no event later than one year from the amendment date. In the event that the Company does not obtain the requisite shareholder approval of the Second Plan Amendment within one year, the Second Plan Amendment shall not be effective.

As of March 31, 2021, there were 13,000,000 shares of Company common stock issued and outstanding under the 2019 Plan, as amended.

The following is a summary of outstanding and exercisable options:

	Numbers of Options	Weighted Avg Exercise Price	Weighted Avg Remaining Years
Outstanding as of December 31,2020	7,125,000	$0.58	9.30
Granted	7,550,000	0.13	9.95
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding as of March 31,2021	14,675,000	$0.35	9.52
Outstanding as of March 31, 2021, vested	5,898,177	$0.45	9.28

Warrants

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

On June 23, 2020, the Company entered into a Securities Purchase Agreement, dated as of June 19, 2020 with an accredited investor pursuant to which the Investor purchased a 12% convertible promissory note from the Company. In connection with the securities purchase agreement and the note, the Company issued two common stock purchase warrants each to purchase 115,385 shares of the Company’s common stock at $1.30 per share which may be exercised by cashless exercise, exercisable for a period of five years. One of the warrants is to be issued only in the case of default on the note. During the first quarter of 2021, the anti-dilution clause was triggered and the exercise price was reset to $0.09 resulting in the number of warrants to be increased to 1,696,838. The warrants were deemed as a derivative liability and was recorded as a debt discount at date of issuance. See Note 10.

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

The following is a summary of outstanding and exercisable warrants:

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2020	1,289,343	$0.18
Issued	4,194,161	0.25
Expired	—	—
Balance at March 31, 2021	5,483,504	$0.20

At March 31, 2021, 5,483,504 warrants for common stock were exercisable and the intrinsic value of these warrants was $33,258 and the weighted average remaining contractual life for warrants outstanding was 4.51 years.

NOTE 16 – RELATED PARTY TRANSACTIONS

The Company’s Chief Executive Officer (“CEO”) shares the use of the leased office space for personal living quarters. The CEO reimburses the Company for 50% of the monthly rent, or $2,800 per month.

As of March 31, 2021, the Company owes the CEO $100,000 for accrued compensation and $28,415 for expenses incurred on behalf of the Company.

During the three months ended March 31, 2021, the Company repaid $40,000 to its CEO in exchange for the discharge of a portion of his accrued expenses.

On March 12, 2021, the Company issued its CEO 692,308 shares of common stock at $0.13 a share in lieu of $90,000 of accrued compensation.

See Notes 8, 11 and 14 for additional related party transactions.

NOTE 17 – SUBSEQUENT EVENTS

In May 2021, the Company repaid $10,000 to its CEO in exchange for the discharge of a portion of his accrued expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this quarterly report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” in our Form 10-K filed with the Securities and Exchange Commission on March 30, 2021.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). All statements other than statements of historical fact contained in this quarterly report, including statements regarding our future operating results, financial position and cash flows, our business strategy and plans and our objectives for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. This quarterly report on Form 10-Q also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other data about our industry. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. In addition, projections, assumptions and estimates of our future performance and the future performance of the markets in which we operate are necessarily subject to a high degree of uncertainty and risk. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “would,” “could,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this quarterly report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, operating results, business strategy, short-term and long-term business operations and objectives. These forward looking statements speak only as of the date of this quarterly report and are subject to a number of risks, uncertainties and assumptions. The events and circumstances reflected in our forward-looking statements may not be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

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

Components of Results of Operations

Our net losses were $1,328,574 and $307,832 for the three months ended March 31, 2021 and 2020, respectively. We expect to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability.

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

We incurred research and development expenses of $128,648 and $19,727 for the three months ended March 31, 2021 and 2020, respectively.

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

Results of Operations – For the Three Month Periods Ended March 31, 2021 and 2020

Revenues

Revenues for the three months ended March 31, 2021, was $32,000 compared to $0 for the three months ended March 31, 2020. Our increase in revenue was the result of a grant received during the quarter.

Research and Development Expenses

Research and development expenses increased by $108,921 or 552%, to $128,648 for the three months ended March 31, 2021, from $19,727 for the three months ended March 31, 2020. The increase was primarily due to compensation through issuance of stock options to the officers and research and development companies for their services rendered during the three months ended March 31, 2021.

General and Administrative Expenses

General and administrative expenses increased by $623,082 or 171%, to $921,189 for the three months ended March 31, 2021, from $364,107 for the three months ended March 31, 2020. This increase was primarily due to an increase in stock based compensation issued to employees and consultants.

Liquidity and Capital Resources

Since our inception in 2010, we have devoted most of our cash resources to research and development and general and administrative activities. We have financed our operations primarily with the proceeds from the sale of preferred stock and convertible promissory notes, state and federal grants and research services. To date, we have not generated any revenues from the sale of products, and we do not anticipate generating any revenues from the sales of products for the foreseeable future. We have incurred losses and generated negative cash flows from operations since inception. As of March 31, 2021, our principal sources of liquidity were our cash and cash equivalents, which totaled $323,190. Our working capital deficit was $2,023,236 as of March 31, 2021.

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

Equity Financings

For the three months ended March 31, 2021, and year ended December 31, 2020, we received net proceeds of $0 and $522,150, respectively, from the sale of convertible notes and promissory notes.

For the three months ended March 31, 2021, and year ended December 31, 2020, we received net proceeds of $757,320 and $0, respectively, from the sale of shares of our common stock.

Debt

We had the following schedule of debt as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Outstanding Debt Obligations:
Loan payable	$950,000	$950,000
Loan payable - related party	42,092	42,092
Convertible notes payable	509,687	574,500
Convertible notes payable – related party	150,000	70,000
Capital lease obligations	42,276	27,764
Total All Debt Obligations	$1,694,055	$1,664,356

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

We are currently raising capital and we anticipate raising funds sufficient to commence Phase 1 clinical trials for KLS-13019 for patients with chemotherapy induced peripheral neuropathy. We anticipate, based on current estimates, that costs associated Phase 1 clinical trials for KLS-13019 will be approximately $2.75 million.

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

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the three months ended March 31, 2021, and 2020.

	Three Months Ended March 31,
	2021	2020
Statement of Cash Flows Data:
Total net cash provided by (used in):
Operating activities	$(445,879)	$(349,072)
Investing activities	(8,100)	—
Financing activities	755,295	342,199
Decrease in cash	$301,316	$(6,873)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2021 was $(445,879), including $826,092 of net non-cash expenses and a $56,603 net change in operating assets and liabilities. The net noncash expenses were predominantly related to the stock based compensation and issuance of common stock shares of $611,244, amortization of debt discount of $100,187 and change in fair value of derivative liabilities of $110,216. The change in operating assets and liabilities was due to a $114,302 decrease in accounts payable and accrued expenses, a $74,748 increase in payroll and related liabilities, a $123,000 increase in prepaid expenses and a $26,843 decrease in due to related party and prepaid expenses.

Net cash used in operating activities for the three months ended March 31, 2020 was $349,072, including $93,418 of net non-cash expenses and a $52,178 net change in operating assets and liabilities. The net noncash expenses were predominantly related to the non-cash interest expense of $149,604, amortization of debt discount of $44,109 and change in fair value of derivative liabilities of $291,165. The change in operating assets and liabilities was primarily due to a $5,036 decrease in accounts payable and accrued expenses, a $30,302 increase in payroll and related liabilities and a $23,912 increase in due to related party.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2021 was $8,100 compared to $0 for the year ended December 31, 2020. This increase was due to the purchase of equipment in 2021.

Financing Activities

For the three months ended March 31, 2021, cash provided by financing activities was $755,295 compared to $342,199 for the three months ended March 31, 2020. This increase was due to a significant increase of proceeds from the sale of common stock in 2021.

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

As discussed in this Quarterly Report on Form 10-Q, the world has been affected due to the COVID-19 pandemic. Until the pandemic has passed, there remains uncertainty as to the effect of COVID-19 on our business in both the short and long-term.

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

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management has concluded that our internal control over financial reporting was ineffective as of March 31, 2021, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our reporting was ineffective due to a lack of sufficient resources to hire a support staff in order to separate duties between different individuals. The Company lacks the appropriate personnel to handle all the varying recording and reporting tasks on a timely basis. Steps that the Company believes it must undertake is to retain a consulting firm to, among other things, design and implement adequate systems of accounting and financial statement disclosure controls during the current fiscal year to comply with the requirements of the SEC. We believe that the ultimate success of our plan to improve our disclosure controls and procedures will require a combination of additional financial resources, outside consulting services, legal advice, additional personnel, further reallocation of responsibility among various persons, and substantial additional training of those of our officers, personnel and others, including certain of our directors such as our committee chairs, who are charged with implementing and/or carrying out our plan.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as required in Rule 13a-15(b). We are conducting an evaluation to design and implement adequate systems of accounting and financial statement disclosure controls. We expect to complete this review during 2021 to comply with the requirement of the SEC. We believe that the ultimate success of our plan to improve our internal control over financial reporting will require a combination of additional financial resources, outside consulting services, legal advice, additional personnel, further reallocation of responsibility among various persons, and substantial additional training of our officers, personnel and others, including certain of our directors such as our Chairman of the Board and Chief Financial Officer, who are charged with implementing and/or carrying out our plan. It should also be noted that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Changes in Internal Control

There have not been any changes in our internal control over financial reporting during the three month period ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, Item I A. of our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition or future results. In evaluating our business, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K, as updated by our subsequent filings under the Exchange Act. The occurrence of any of the risks discussed in such filings, or other events that we do not currently anticipate or that we currently deem immaterial, could harm our business, prospects, financial condition and results of operations. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, although we may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the Securities and Exchange Commission

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933 during the reporting period which were not previously included in an Annual Report on Form 10-K, Quarterly Report on Form 10-Q, or Current Report on Form 8-K.

On January 4, 2021, the Company issued 109,098 shares of common stock for the conversion of $10,000 convertible notes payable and $272 of related accrued interest at $0.09 per share.

On January 12, 2021, the Company issued 175,000 shares of common stock at the price of $0.18 per share in exchange for a settlement of accrued expenses.

On January 13, 2021, the Company issued 117,609 shares of common stock for the conversion of $10,000 convertible notes payable and $97 of related accrued interest at $0.09 per share.

On January 14, 2021, the Company sold 258,559 shares of common stock at the purchase price of $0.11 per share for a total purchase price of $28,571.

On January 15, 2021, the Company issued 29,167 shares of common stock at $0.23 a share, to a consultant for business development services.

On January 15, 2021, the Company issued 313,972 shares of common stock at the price of $0.19 per share for the purchase of intellectual property based on a five year installment sale. This compensation is included in research and development on the consolidated statement of operations. The issuance was an error and was intended, as per agreement to be 200,000 shares at the floor price of $.30 per share. The Company and the recipient have discussed the cancellation of 113,972 shares which will occur in the second quarter of 2021.

On January 28, 2021, the Company sold 388,583 shares of common stock at the purchase price of $0.13 per share for a total purchase price of $51,410.

On February 1, 2021, the Company issued 517,674 shares of common stock for the conversion of $45,000 convertible notes payable and $162 of related accrued interest at $0.09 per share.

On February 10, 2021, the Company issued 243,688 shares of common stock for the conversion of $20,000 convertible notes payable and $4,200 of related accrued interest at $0.10 per share.

On February 10, 2021, the Company issued 697,714 shares of common stock in exchange of cash at $0.17 per share for a total purchase price of $121,577.

On February 10, 2021, the Company issued 3,500,000 shares of common stock in exchange of cash at $0.10 per share for a total purchase price of $350,000.

On February 22, 2021, the Company issued 715,893 shares of common stock in exchange of cash at $0.16 per share  for a total purchase price of $115,617.

On February 26, 2021, the Company issued 1,050,045 shares of common stock in exchange of cash at $0.09 per share for a total purchase price of $90,146.

On March 2, 2021, the Company issued 520,000 shares of common stock at the price of $0.10 per share in exchange for a settlement of accrued expenses.

On March 4, 2021, the Company issued 320,833 shares of common stock at $0.23 a share, to a consultant for business development services.

On March 12, 2021, the Company issued its CEO 692,308 shares of common stock at $0.13 a share in lieu of $90,000 of deferred salary.

On March 25, 2021, the Company issued 657,394 shares of common stock in exchange of cash at $0.14 per share for a total purchase price of $56,437.

On March 12, 2021, the Company granted options to purchase 7,350,000 shares of common stock at a price of $0.13 per share to certain directors and employees of the Company (including our named executive officers) and are exercisable for ten years. One quarter of these options vested on the grant day, and the remainder of the options vest equally over thirty-six months starting March 12, 2021. These options were valued at $732,795 using a Black-Scholes Options Pricing Model.

In March 2021, the Company granted options to purchase 200,000 shares of common stock at a price of $0.13 per share to a certain member of the Company’s corporate advisory board, as governed under agreement. One quarter of these options vested on the grant day, and the remainder of the options vest equally over twenty four months thereafter. These options were valued at $19,940 using a Black-Scholes Options Pricing Model.

No underwriters were involved in the transactions described above. All of the securities issued in the foregoing transactions were issued by the Company in reliance upon the exemption from registration available under Section 4(a)(2) of the Securities Act, including Regulation D promulgated thereunder, in that the transactions involved the issuance and sale of the Company’s securities to financially sophisticated individuals or entities that were aware of the Company’s activities and business and financial condition, and took the securities for investment purposes and understood the ramifications of their actions. The Company did not engage in any form of general solicitation or general advertising in connection with the transactions. The individuals or entities represented that they were each an “accredited investor” as defined in Regulation D at the time of issuance of the securities, and that each of such individuals or entities was acquiring such securities for their own account and not for distribution. All certificates, if such certificates were issued in certificated form, representing the securities issued have a legend imprinted on them stating that the shares have not been registered under the Securities Act and cannot be transferred until properly registered under the Securities Act or an exemption applies.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
10.1 (1)	Common Stock Purchase Agreement, dated February 17, 2021
10.2 (1)	Warrant No. 1, effective February 10, 2021
10.3 (1)	Warrant No. 2, effective February 10, 2021
10.4 (2)	Second Amendment to Neuropathix, Inc. (formerly Kannalife, Inc.) 2019 Equity Incentive Plan, effective as of March 12, 2021
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101. INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Taxonomy Extension Label Linkbase Document
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(1)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on February 23, 2021

(2)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on March 17, 2021

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEUROPATHIX, INC.

Date: May 13, 2021	By:	/s/ Dean Petkanas
Dean Petkanas
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: May 13, 2021	By:	/s/ Mark Corrao
Mark Corrao
Chief Financial Officer (Principal Financial and Accounting Officer)

