Form 10-Q
period 2021-06-30
NEUROPATHIX, INC.
filed 2021-08-06
CIK 1615999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Yes ☐ No ☒

As of August 5, 2021, the registrant had 87,978,445 issued and outstanding shares of common stock, par value $0.0001 per share.

1

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

NEUROPATHIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

	June 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$51,029	$21,874
Prepaid expenses	10,833	161,000
Other receivables	400	400
Total Current Assets	62,262	183,274

NON-CURRENT ASSETS:
Property and equipment, net	81,285	59,266
Security deposits	17,121	17,121
Total Non-Current Assets	98,406	76,387
TOTAL ASSETS	$160,668	$259,661

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$587,652	$721,308
Payroll and related liabilities	424,324	379,241
Loan payable	900,000	950,000
Loan payable - related party	42,092	42,092
Convertible notes payable, net of $65,069 debt discount	253,931	198,127
Convertible notes payable, net of $43,014 debt discount - related party	106,986	—
Capital lease obligations	12,860	8,471
Patent purchase liability	53,135	53,135
Due to related party, net	25,496	55,258
Derivative liabilities	109,580	138,046
Total Current Liabilities	2,516,056	2,545,678

LONG TERM LIABILITIES:
Convertible notes payable - long term	376,373	376,373
Convertible notes payable - long term - related party	—	70,000
Capital lease obligation - long term	27,194	19,293
Patent purchase liability - long term	204,826	264,826
Derivative liabilities - long term	227,904	178,143
Total Long Term Liabilities	836,297	908,635
TOTAL LIABILITIES	3,352,353	3,454,313

Commitments and contingencies (Note 14)	—	—

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized
Series A preferred stock, 75 shares designated, 75 issued and outstanding (Liquidation preference of $75,000)	—	—
Series B preferred stock, 75 shares designated, 75 issued and outstanding (Liquidation preference of $75,000)	—	—
Common stock, $0.0001 par value, 200,000,000 authorized, 87,978,445 and 77,670,908 issued and outstanding, respectively	8,797	7,767
Additional paid-in capital	11,912,576	9,830,944
Accumulated deficit	(15,113,058)	(13,033,363)
TOTAL STOCKHOLDERS' DEFICIT	(3,191,685)	(3,194,652)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$160,668	$259,661

The accompanying notes are an integral part of these consolidated financial statements

NEUROPATHIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
NET REVENUES:
Grant revenue	$—	$—	$32,000	—
TOTAL NET REVENUES	—	—	32,000	—

OPERATING EXPENSES:
Research and development	76,004	287,665	204,653	307,392
General and administrative	585,415	1,202,307	1,572,604	1,566,414
TOTAL OPERATING EXPENSES	661,419	1,489,972	1,777,257	1,873,806

LOSS FROM OPERATIONS	(661,419)	(1,489,972)	(1,745,257)	(1,873,806)

OTHER INCOME (EXPENSE):
Interest expense, net	(110,550)	(399,204)	(245,071)	(614,367)
Change in fair value of derivative liabilities	20,849	169,776	(89,367)	121,389
TOTAL OTHER INCOME (EXPENSE)	(89,701)	(568,980)	(334,438)	(492,978)

NET LOSS BEFORE INCOME TAX	$(751,120)	$(2,058,952)	(2,079,695)	(2,366,784)
Income tax expense	—	—
NET LOSS	$(751,120)	$(2,058,952)	(2,079,695)	(2,366,784)

Loss per common share - basic and diluted	$(0.01)	$(0.03)	(0.02)	(0.03)
Weighted average common shares outstanding - basic and diluted	87,978,445	74,240,141	85,392,456	74,232,600

The accompanying notes are an integral part of these consolidated financial statements

NEUROPATHIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

Unaudited

	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at December 31, 2019	75	$—	75	$—	74,225,141	$7,422	$6,794,612	$(8,496,088)	$(1,694,054)
Net loss	—	—	—	—	—	—	—	(307,832)	(307,832)
Balance at March 31, 2020	75	$—	75	$—	74,225,141	$7,422	$6,794,612	$(8,803,920)	$(2,001,886)
Issuance of common stock for acquisition of intellectual property	—	—	—	—	25,000	25	13,225	—	13,250
Stock based compensation	—	—	—	—	—	—	1,182,019	—	1,182,019
Net loss	—	—	—	—	—	—	—	(2,058,952)	(2,058,952)
Balance at June 30, 2020	75	—	75	$—	74,250,141	$7,447	7,989,856	$(10,862,872)	$(2,865,569)

Balance at December 31, 2020	75	$—	75	$—	77,670,908	$7,767	$9,830,944	$(13,033,363)	$(3,194,652)
Stock based compensation	—	—	—	—	—	—	453,950	—	453,950
Issuance of common stock for cash	—	—	—	—	7,268,188	727	813,030	—	813,757
Issuance of common stock for conversion of notes payable and accrued interest	—	—	—	—	988,069	99	89,632	—	89,731
Issuance of common stock for services	—	—	—	—	525,000	52	105,243	—	105,295
Issuance of common stock in lieu of deferred compensation	—	—	—	—	692,308	69	89,931	—	90,000
Issuance of common stock due to settlement of accrued expenses	—	—	—	—	520,000	52	103,948	—	104,000
Issuance of common stock for payment of patent purchase liability	—	—	—	—	313,972	31	59,969	—	60,000
Reduction of derivative liability due to conversions	—	—	—	—	—	—	68,072	—	68,072
Net loss	—	—	—	—	—	—	—	(1,328,575)	(1,328,575)
Balance at March 31, 2021	75	$—	75	$—	87,978,445	$8,797	$11,614,719	$(14,361,938)	$(2,738,422)
Stock based compensation							297,857	—	297,857
Net loss	—	—	—	—	—	—	—	(751,120)	(751,120)
Balance at June 30, 2021	75	$—	75	$—	87,978,445	$8,797	$11,912,576	$(15,113,058)	$(3,191,685)

The accompanying notes are an integral part of these consolidated financial statements

NEUROPATHIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,079,695)	$(2,366,784)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,140	8,069
Amortization of debt discount	177,790	136,164
Stock based compensation	751,807	1,182,019
Issuance of common stock for acquisition of intellectual property	—	13,250
Issuance of common stock for services	157,295	—
Non-cash interest expense	—	429,470
Change in fair value of derivative liabilities	89,367	(121,389)
Changes in operating assets and liabilities:
Prepaid expenses	150,167	6,000
Accounts payable and accrued expenses	(76,925)	61,476
Payroll and related liabilities	135,083	61,418
Due to related party, net	(29,762)	14,555
NET CASH USED IN OPERATING ACTIVITIES	(715,733)	(575,752)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(14,622)	—
NET CASH USED IN INVESTING ACTIVITIES	(14,622)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	813,757	—
Principal payments toward capital lease obligations	(4,247)	(3,656)
Proceeds from loan payable	—	84,200
Proceeds from loan payable - related party	—	150,000
Proceeds from convertible notes payable	—	372,150
Repayment of convertible notes payable	(50,000)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	759,511	602,694

Net increase (decrease) in cash	29,155	26,942
Cash and cash equivalents, beginning of period	21,874	121,455
Cash and cash equivalents, end of period	$51,029	$148,397

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$798	$—
Cash paid for taxes	$—	$—

NON-CASH ACTIVITIES:
Issuance of common stock for conversion of notes payable and accrued interest	$89,731	$—
Issuance of common stock for payment of patent purchase liability	$60,000	$—
Issuance of common stock in lieu of deferred compensation	$90,000	$—
Property and equipment financed through capital leases	$16,537	$—
Reduction of derivative liability	$68,072	$—
Settlement of accrued expenses through issuance of common stock	$52,000	$—
Debt discount upon the issuance of convertible note payable	$—	$372,150
Debt discount upon the issuance of convertible note payable - related party	$—	$150,000

The accompanying notes are an integral part of these consolidated financial statements

NEUROPATHIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
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

 Although there are signs that COVID-19 may begin to taper off, COVID-19 still has an impact on worldwide economic activity, and the ongoing effects of the COVID-19 pandemic has impacted (although not significantly as of June 30, 2021), and may continue to impact, certain aspects of our business such as our labor workforce, unavailability of products and supplies used in our operations, and a potential decline in value of assets held by the Company. In response to the COVID-19 pandemic, many state, local, and foreign governments have put in place restrictions in order to control the spread of the disease. Such restrictions, or the perception that further restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions, and cancellation or postponement of events, among other effects that impacted productivity and disrupted our operations and those of our partners, suppliers, and contractors.

The COVID-19 pandemic may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our December 31, 2020 Annual Report on Form 10-K filed March 30, 2021. We may take further actions that alter our operations as may be required by federal, state, or local authorities, or which we determine are in our best interests. While some of our operations can be performed remotely, certain activities often require personnel to be on-site, and our ability to carry out these activities have been, and may continue to be negatively impacted if our employees or local personnel are not able to travel or be restricted to on-site access. In addition, for activities that may be conducted remotely, there is no guarantee that we will be as effective while working remotely because our team is dispersed and many employees and their families have been negatively affected, mentally or physically, by the COVID-19 pandemic. Decreased effectiveness and availability of our team could harm our business. In addition, we may decide to postpone or cancel planned investments in our business in response to changes in our business as a result of the spread of COVID-19, which may impact our rate of innovation, and may impact the start and/or completion of our studies and/or clinical trials, either of which could harm our business.

We do not yet know the full extent of potential delays or impacts on our business, operations, or the global economy as a whole. While there have recently been vaccines developed and administered, and certain government orders and restrictions in particular cities, counties, and states have been lifted as the spread of COVID-19 starts to get contained and mitigated, we cannot predict the timing of the vaccine roll-out globally or the efficacy of such vaccines, and we do not yet know how businesses, contractors, suppliers, or our partners will operate in a post COVID-19 environment, especially if additional or supplemental governmental orders, limitations, and restrictions are reinstated. There may be additional costs or impacts to our business and operations. In addition, there is no guarantee that a future outbreak of this or any other widespread epidemics will not occur, or that the global economy will recover, either of which could harm our business.

Furthermore, while the potential impact and duration of the COVID-19 pandemic on the economy and our business in particular may be difficult to assess or predict, the pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, and may reduce our ability to access additional capital, which could negatively affect our liquidity in the future.

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

The weighted average number of common stock equivalents not included in diluted income per share, because the effects are anti-dilutive, was 29,957,287   and 5,969,630 for the six months ended June 30, 2021 and 2020, respectively.

Research and Development

In accordance with FASB ASC 730, Research and Development (“ASC 730”) research and development (“R&D”) costs are expensed when incurred. R&D costs include supplies, clinical trial and related clinical manufacturing costs, contract and other outside service and facilities and overhead costs. Total R&D costs for the three months ended June 30, 2021 and 2020, were $76,004 and $287,665, respectively. Total R&D costs for the six months ended June 30, 2021 and 2020, were $204,653 and $307,392, respectively.

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

Note 3 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The Company’s condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our accompanying condensed consolidated financial statements, the Company has had a net loss from operations of $1,745,257 and $1,873,806 for the six months ended June 30, 2021 and 2020, respectively. Additionally, the Company had an accumulated deficit of $15,113,058 at June 30, 2021 and has not yet established an adequate ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. These factors raise substantial doubt about its ability to continue as a going concern.

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

The following table presents liabilities that are measured and recognized at fair value as of June 30, 2021 and December 31, 2020, on a recurring basis:

	June 30, 2021
	Level 1	Level 2	Level 3	Total Carrying Value
Derivative liabilities	$—	$—	337,484	$337,484

	December 31, 2020
	Level 1	Level 2	Level 3	Total Carrying Value
Derivative liabilities	$—	$—	316,189	$316,189

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at June 30, 2021 and December 31, 2020 consisted of the following:

	June 30, 2021	December 31, 2020
Accounts payable and accrued expenses	$346,318	$538,527
Accrued interest	241,334	182,781
Totals	$587,652	$721,308

 NOTE 6 – PAYROLL AND RELATED LIABILITIES

Payroll and related liabilities at June 30, 2021 and December 31, 2020 consisted of the following:

	June 30, 2021	December 31, 2020
Payroll	$181,555	$149,704
Payroll taxes	242,769	229,537
Totals	$424,324	$379,241

As of June 30, 2021, the Company has accrued payroll and payroll taxes in connection with salaries paid and accrued to four officers of the Company which includes $120,000 accrued for the CEO, and $12,500 accrued for executive management. As of December 31, 2020, the Company has accrued payroll and payroll taxes in connection with salaries paid and accrued to four officers of the Company which includes $100,000 accrued for the CEO, and $12,500 accrued for executive management.

NOTE 7 – LOAN PAYABLE

		June 30, 2021	December 31, 2020
Loan payable at 8%, matures December 31, 2021	*	$850,000	$850,000
Loan payable at 1%, matured June 11, 2021	*	50,000	100,000
Total		900,000	950,000
Less: short term loans		900,000	—
Total long-term loans		$—	$950,000
* - unsecured note

Total interest expense on notes payable, amounted to $16,767 and $12,369 for the three months ended June 30, 2021 and 2020, respectively. Total interest expense on notes payable, amounted to $33,534 and $24,599 for the six months ended June 30, 2021 and 2020, respectively. Accrued interest related to these notes was $161,359 and $127,825 as of June 30, 2021 and December 31, 2020, respectively.

NOTE 8 – LOAN PAYABLE – RELATED PARTY

Prior to the share exchange agreement, the Company borrowed $25,822 and issued a promissory note with a maturity date of March 31, 2020 which was later extended to March 31, 2022. Additionally, the note holder advanced the Company $16,270 for working capital, for a total of $42,092 – also see Note 16.

The loans represent working capital advances from shareholders, bear interest at 0.5%, and grant a security interest in the Company’s assets as collateral. In March 2018, this note was amended, and the original note holder assigned the note to Kettner Investments, LLC, a significant shareholder. The note is now non-interest bearing. Accrued interest related to this note is $226 as of June 30, 2021 and December 31, 2020, respectively.

NOTE 9 – CAPITAL LEASE OBLIGATIONS

In September 2019, the Company entered into a lease agreement with Thermo Fisher Scientific to acquire equipment with 48 monthly payments of $941, payable through September 1, 2023, with an effective interest rate of 12% per annum. The outstanding balance of this capital lease was $23,653, secured by equipment with carrying value of $22,457, as of June 30, 2021.

In March 2021, the Company entered into another lease agreement with Thermo Fisher Scientific to acquire equipment with 36 monthly payments of $699, payable through February 29, 2024, with an effective interest rate of 13% per annum. The outstanding balance of this capital lease was $11,983, secured by equipment with carrying value of $23,404, as of June 30, 2021.

NOTE 10 – CONVERTIBLE NOTES PAYABLE

Prior to the Share Exchange, the Company issued a convertible note to an investor, face value of $500,000, in exchange for $500,000 in cash. The note is unsecured, bears interest at the rate of 3% per annum and matures on February 16, 2030. The note is convertible into common stock of the Company at $0.10 per share at any time at the option of the holder, subject to a 4.9% blocking provision which prohibits the holder from converting into common stock of the Company if such conversion results in the holder owning greater than 4.9% of the outstanding common stock of the Company after giving effect to such conversion. On September 26, 2019, the Company issued 1,500,000 shares of common stock for the conversion of $123,627 convertible notes payable and $26,373 of related accrued interest. The outstanding balance on this convertible note after the conversion was $376,373 as of June 30, 2021 and December 31, 2020.

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

The embedded conversion feature of this Note was deemed to require bifurcation and liability classification, at fair value. Pursuant to the Securities Purchase Agreement, the Company also sold warrants to the investors to purchase up to an aggregate of 100,000 shares of common stock. The fair value of the derivative liability and warrants as of the date of issuance was in excess of the Note (see Note 12) resulting in full discount of the Note as of June 30, 2021 and December 31, 2020.

On March 12, 2020, the Company entered into securities purchase agreements with two different accredited investors (each an “Investor”, and together the “Investors”) pursuant to which each Investor purchased an 8% unsecured convertible promissory note (each a “8% Note”, and together the “8% Notes”) from the Company. The terms and conditions of each of the 8% Notes are substantially the same. Each 8% Note has a principal amount of $105,000 less a $5,000 original issue discount for a purchase price of $100,000, with a maturity date of March 12, 2021. This note is in default as of March 12, 2021, which may trigger cross defaults on other notes. The Company is in negotiations to extend the maturity date of the Note.   All principal amounts and the interest thereon are convertible into shares of the Company’s common stock at the option of each Investor, after six (6) months from the date of the 8% Notes. These 8% Notes have a variable conversion price and the Company recorded embedded derivative liabilities. The fair value of the derivative liability and warrants as of the date of issuance was in excess of the 8% Note (see Note 12) resulting in full discount of the 8% Note. During the six months ended June 30, 2021, the Company issued 988,069 shares of common stock for the conversion of $85,000 convertible notes payable and $4,731 of related accrued interest. The outstanding balance on these convertible notes after the conversion was $14,000.

On June 8, 2020, the Company entered into a securities purchase agreement, dated as of June 2, 2020 (the “Purchase Agreement”), with an accredited investor pursuant to which the investor purchased a 12% unsecured convertible promissory note (the “12% Note”) from the Company. The 12% Note has a principal amount of $165,000 less a $9,000 original issue discount (“OID”) for a purchase price of $156,000, of which $52,000 was paid on June 8, 2020 less $3,100 in transaction fees (the “First Tranche”). The 12% Note matures 12 months from the effective date of each tranche. This note is in default as of June 8, 2021, which may trigger cross defaults on other notes. The Company is in negotiations to extend the maturity date of the Note. All principal amounts and the interest thereon are convertible into shares of the Company’s common stock at the option of the Investor, after six (6) months from the date of the 12% Note. All closings occurred following the satisfaction of customary closing conditions. The 12% Note is convertible at the option of the holder at any time into shares of the Company’s common stock at an effective conversion price of the lesser of (i) 68% multiplied by the lowest Trading Price (representing a discount rate of 32%) during the previous fifteen (15) trading day period ending on the latest complete trading day prior to the date of the 12% Note or (ii) the Variable Conversion Price. In connection with the Purchase Agreement and the 12% Note, the Company issued a common stock purchase warrant to purchase 36,666 shares of the Company’s common stock at $0.75 per share (the “Warrant”) which may be exercised by cashless exercise, exercisable for a period of three years. The 12% Note has a variable conversion price and the Company recorded embedded derivative liabilities. The fair value of the derivative liability and warrants as of the date of issuance was in excess of the 12% Note (see Note 13) resulting in full discount of the 12% Note.

On June 23, 2020, the Company entered into a securities purchase agreement, dated as of June 19, 2020, with an accredited investor pursuant to which the investor purchased a 12% convertible promissory note in the principal amount of $150,000, less $20,750 in transaction-related, broker, legal and due diligence expenses. The note matures on June 19, 2021. This note is in default as of June 19, 2021, which may trigger cross defaults on other notes. The Company is in negotiations to extend the maturity date of the Note. Principal payments on the note shall be made in six (6) installments, each in the amount of $25,000, starting on December 19, 2020, and continuing thereafter each thirty (30) days for five (5) months. Notwithstanding the foregoing, the final payment of principal, and accrued and unpaid interest shall be due on the June 19, 2021. The investor is entitled to, at its option, convert all or any amount of the principal amount and any accrued but unpaid interest of the note into shares of the Company’s common stock, at any time upon an event of default, at a conversion price for each share of common stock equal to the lesser of (i) the lowest trading price during the previous five (5) trading day period ending on the latest complete trading day prior to the date of the note, or (ii) the Variable Conversion Price, subject to certain equitable adjustments. Furthermore, in connection with the securities purchase agreement and the note, the Company issued two common stock purchase warrants each to purchase 115,385 shares of the Company’s common stock at $1.30 per share which may be exercised by cashless exercise, exercisable for a period of five years. One of the warrants only becomes exercisable upon default of the note. During the first quarter of 2021, the anti-dilution clause was triggered and the exercise price was reset to $0.09 resulting in the number of warrants to be increased to 1,696,838. The note has a variable conversion price and the Company recorded embedded derivative liabilities. The fair value of the derivative liability and warrants as of the date of issuance was in excess of the note (see Note 13) resulting in full discount of the note.

Total interest expense on convertible notes payable, inclusive of amortization of debt discount of $59,110 and $73,562, amounted to $70,363 and $80,912 for the three months ended June 30, 2021 and 2020, respectively. Total interest expense on convertible notes payable, inclusive of amortization of debt discount of $140,804 and $103,151, amounted to $164,554 and $113,434 for the six months ended June 30, 2021 and 2020, respectively.

Total accrued interest on convertible notes payable, as of June 30, 2021 and December 31, 2020, was $32,860 and $26,105, respectively.

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

Total interest expense on convertible notes payable – related party, inclusive of amortization of debt discount of $18,493 and $73,562, amounted to $21,493 and $80,912 for the three months ended June 30, 2021 and 2020, respectively. Total interest expense on convertible notes payable – related party, inclusive of amortization of debt discount of $36,986 and $103,151, amounted to $42,986 and $113,434 for the six months ended June 30, 2021 and 2020, respectively.

Total accrued interest on convertible notes payable – related party, as of June 30, 2021 and December 31, 2020, was $17,178 and $11,178, respectively.

The following is a schedule by year of future debt payments at June 30, 2021.

Year Ending December 31,	Loan payable	Loan payable - related party	Convertible notes payable	Convertible notes payable - related party	Total
2021 – remainder of the year	$900,000	$42,092	$319,000	$100,000	$1,361,092
2022	—	—	—	50,000	50,000
2023	—	—	—	—	—
2024	—	—	—	—	—
2025	—	—	—	—	—
Thereafter	—	—	$376,373	—	376,373
Total	$900,000	$42,092	$695,373	$150,000	$1,787,465

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

Maturity of Patent Purchase Liability
Year Ending December 31,
2021 - remainder of the year	$7,500
2022	75,000
2023	75,000
2024	75,000
2025	75,000
Total undiscounted payments	315,000
Less: Imputed interest	(57,038)
Present value of Patent Purchase liabilities	$250,562

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

Based on the various convertible notes described in Note 10 and 11, the fair value of applicable derivative liabilities on notes, warrants and change in fair value of derivative liability are as follows for the six months ended June 30, 2021:

	Derivative Liability - Convertible Notes	Derivative Liability - Warrants	Total
Balance as of December 31, 2020	$153,140	$163,049	$316,189
Additions during the period	—	—	—
Change in fair value	24,512	64,855	89,367
Change due to exercise / redemptions	(68,072)	—	(68,072)
Balance as of June 30, 2021	$109,580	$227,904	$337,484

The fair value of the derivative liability – convertible notes is estimated using a Monte Carlo pricing model with the following assumptions:

Market value of common stock	$0.11 – 0.12
Expected volatility	92.8% - 93.1%
Expected term (in years)	0.00 – 0.59
Risk-free interest rate	0.00%

The fair value of the derivative liability – warrants is estimated using a Monte Carlo pricing model with the following assumptions:

Market value of common stock	$0.11 – 0.12
Expected volatility	83.8% - 108.9%
Expected term (in years)	1.48 – 3.97
Risk-free interest rate	0.00%

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

On April 2, 2021, the Company granted options to purchase 75,000 shares of common stock at a price of $0.16 per share to a consultant and are exercisable for ten years. One quarter of these options vest on the grant day, and the remainder of the options vest equally over twelve (12) months. These options were valued at $9,000 using a Black-Scholes Options Pricing Model.

The remaining expense outstanding through March 12, 2024 is $1,790,369.

For the six months ended June 30, 2021 and 2020, the Company recorded $751,807 and $1,182,019, respectively, as stock based compensation which is included in the general and administrative expenses in the condensed consolidated statement of operations and $78,955 and $117,225, respectively, as research and development expense.

The fair value of the options is estimated using a Black-Scholes Options Pricing Model with the following assumptions:

Market value of common stock on issuance date	$0.13 – 0.84
Exercise price	$0.13 – 2.00
Expected volatility	86% – 138%
Expected term (in years)	5.50 – 6.50
Risk-free interest rate	0.64% – 1.73%
Expected dividend yields	—

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

As of June 30, 2021, there were 13,000,000 shares of Company common stock issued and outstanding under the 2019 Plan, as amended.

The following is a summary of outstanding and exercisable options:

	Numbers of Options	Weighted Avg Exercise Price	Weighted Avg Remaining Years
Outstanding as of December 31, 2020	7,125,000	$0.58	9.90
Granted	7,625,000	0.13	9.95
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding as of June 30, 2021	14,750,000	$0.35	9.27
Outstanding as of June 30, 2021, vested	6,918,750	$0.44	9.07

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

The following is a summary of outstanding and exercisable warrants:

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2020	1,289,343	$0.18
Issued	4,194,161	0.22
Expired	—	—
Balance at June 30, 2021	5,483,504	$0.19

At June 30, 2021, 5,483,504 warrants for common stock were exercisable and the intrinsic value of these warrants was $62,618 and the weighted average remaining contractual life for warrants outstanding was 4.26 years.

Amendment to Registration Statement

On September 22, 2020, the Company filed a registration statement with the SEC on Form S-1 (File No. 333-248966) (the “Registration Statement”) covering the resale of up to 8,108,108 shares of the Company’s common stock, par value $0.0001 per share, that the selling stockholder identified in the Registration Statement may acquire pursuant to that Equity Purchase Agreement by and between the Company and Cross & Company, dated September 18, 2020. The Registration Statement was originally declared effective by the SEC on October 2, 2020.

On June 23, 2021, the Company filed a Post-Effective Amendment No. 1 to the Registration Statement (the “Post-Effective Amendment”) in order to (i) include information from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which was filed with the SEC on March 30, 2021, and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, which was filed with the SEC on May 13, 2021; (ii) incorporate by reference all future filings that the Company makes with the SEC under Sections 13(a), 13(c), 14 or 15 of the Securities Exchange Act of 1934, as amended, subsequent to the filing date of the Post-Effective Amendment until the termination of the offering of the securities made under the prospectus therein (excluding any documents or information or portions of such documents that are deemed to be furnished and not filed with the SEC); and (iii) update certain other information in the Registration Statement.

No additional securities were registered under the Post-Effective Amendment. Accordingly, the Post-Effective Amendment covers only resales from time to time by the selling stockholder of up to 8,108,108 shares of the Company’s common stock registered under the Registration Statement.

NOTE 16 – RELATED PARTY TRANSACTIONS

The Company’s Chief Executive Officer (“CEO”) shares the use of the leased office space for personal living quarters. The CEO reimburses the Company for 50% of the monthly rent, or $2,800 per month.

As of June 30, 2021, the Company owes the CEO $160,000 for accrued compensation and $25,496 for expenses incurred on behalf of the Company.

During the six months ended June 30, 2021, the Company repaid $40,000 to its CEO in exchange for the discharge of a portion of his accrued expenses.

On March 12, 2021, the Company issued its CEO 692,308 shares of common stock at $0.13 a share in lieu of $90,000 of accrued compensation.

In May 2021, the Company repaid $10,000 to its CEO in exchange for the discharge of a portion of his accrued expenses.

See Notes 8, 11, 14, and 17 for additional related party transactions.

NOTE 17 – SUBSEQUENT EVENTS

On July 13, 2021, the Company granted options to purchase 250,000 shares of common stock at a price of $0.12 per share to a consultant and are exercisable for ten years. One quarter of these options vest on the grant day, and the remainder of the options vest equally over twelve (12) months. provided, however, that there has not been a termination of service as of each such date. In no event will the option become exercisable for any additional option shares after a termination of service.

On July 7, 2021, the company put 250,000 shares of its common stock to Cross & Company with net proceeds of $8,287.50. On July 26, 2021, Cross & Company exercised its right of offset under the promissory note agreement with the Company. After the effect of the offset, the promissory note has a remaining balance of $91,712.50 with a maturity date of July 26, 2023. The note bears interest at a rate of 0.25% per annum.

On July 28, 2021, the Company agreed to convert $90,000 of Dean Petkanas’ accrued salary to 1,875,000 shares at a market closing price of $0.048 per share.

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

We are still conducting pre-clinical studies and have not yet commenced our clinical program or tested KLS-13019 or KLS-13023 in humans. For KLS-13019, we plan to conduct Phase 1, and possibly Phase 2, clinical trials in either the United States or Australia, subject to applicable regulatory approval. We plan to conduct our Phase 1 clinical trials for KLS-13023 in either the United States or Australia, subject to applicable regulatory approval. We plan to submit NDAs for KLS-13019 and KLS-13023 to the FDA upon completion of all requisite clinical trials. We expect to initiate clinical trials for KLS-13019 and KLS-13023 in the first quarter of 2023.

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

Clinical Timelines

As a result of the unprecedented effects of COVID-19, we have updated our clinical timelines to give effect to the significant interruption to business and financial operations worldwide as a result of the COVID-19 pandemic. We will continue to monitor the progress of the shutdowns currently in effect, and revise our clinical timelines accordingly.

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

We believe that we will be able to raise sufficient capital to proceed forth with a Phase 1 human safety trial for the treatment of Chemotherapy Induced Peripheral Neuropathy. All preclinical work in this indication, including animal toxicity studies, are expected to be completed before the end of the second quarter 2022. We plan on entering into clinical trials sometime in the first quarter of 2023.

Additionally, we believe that we will be able to raise sufficient capital to proceed forth with a Phase 1 human safety trial for the treatment of Overt Hepatic Encephalopathy. All preclinical work in this indication, including animal toxicity studies, are expected to be completed before the end of the second quarter 2023. We plan on entering into clinical trials sometime in the first quarter 2024.

We intend to seek additional capital to proceed with our business plan regarding additional drug pipeline opportunities.

Components of Results of Operations

Our net losses were $2,079,695 and $2,366,784 for the six months ended June 30, 2021 and 2020, respectively. We expect to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability.

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

We incurred research and development expenses of $204,653 and $307,392 for the six months ended June 30, 2021 and 2020, respectively.

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

Results of Operations – For the Three Month Periods Ended June 30, 2021 and 2020

Revenues

Revenues for the three months ended June 30, 2021 as well as for the three months ended June 30, 2020 was $0.

Research and Development Expenses

Research and development expenses decreased by $211,661 or 74%, to $76,004 for the three months ended June 30, 2021, from $287,665 for the three months ended June 30, 2020. The decrease was primarily due to less stock compensation through issuance of stock options to the officers and research and development companies for their services rendered during the three months ended June 30, 2021.

General and Administrative Expenses

General and administrative expenses decreased by $616,892 or 51%, to $585,415 for the three months ended June 30, 2021, from $1,202,307 for the three months ended June 30, 2020. This decrease was primarily due to a decrease in stock based compensation issued to employees and consultants.

Results of Operations – For the Six Month Periods Ended June 30, 2021 and 2020

Revenues

Revenues for the six months ended June 30, 2021, was $32,000 compared to $0 for the six months ended June 30, 2020. The revenue was the result of a grant received during the six months period ended June 30, 2021.

Research and Development Expenses

Research and development expenses decreased by $102,739 or 33%, to $204,653 for the six months ended June 30, 2021, from $307,392 for the six months ended June 30, 2020. The decrease was primarily the result of issuing less stock options to employees.

General and Administrative Expenses

General and administrative expenses increased by $6,190 or 0.4%, to $1,572,604 for the six months ended June 30, 2021, from $1,566,414 for the six months ended June 30, 2020.

Liquidity and Capital Resources

Since our inception in 2010, we have devoted most of our cash resources to research and development and general and administrative activities. We have financed our operations primarily with the proceeds from the sale of preferred stock and convertible promissory notes, state and federal grants and research services. To date, we have not generated any revenues from the sale of products, and we do not anticipate generating any revenues from the sales of products for the foreseeable future. We have incurred losses and generated negative cash flows from operations since inception. As of June 30, 2021, our principal sources of liquidity were our cash and cash equivalents, which totaled $51,029. Our working capital deficit was $2,501,398 as of June 30, 2021.

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

Equity Financings

For the six months ended June 30, 2021, and year ended December 31, 2020, we received net proceeds of $0 and $522,150, respectively, from the sale of convertible notes and promissory notes.

For the six months ended June 30, 2021, and year ended December 31, 2020, we received net proceeds of $813,757 and $0, respectively, from the sale of shares of our common stock.

Debt

We had the following schedule of debt as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Outstanding Debt Obligations:
Loan payable	$900,000	$950,000
Loan payable - related party	42,092	42,092
Convertible notes payable	630,304	574,500
Convertible notes payable – related party	150,000	70,000
Capital lease obligations	40,054	27,764
Total All Debt Obligations	$1,762,450	$1,664,356

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

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the six months ended June 30, 2021, and 2020.

	Six Months Ended June 30,
	2021	2020
Statement of Cash Flows Data:
Total net cash provided by (used in):
Operating activities	$(715,733)	$(575,752)
Investing activities	(14,622)	—
Financing activities	759,511	602,694
Increase in cash	$29,155	$26,942

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2021 was $715,733, including $1,185,399 of net non-cash expenses and a $178,562 net change in operating assets and liabilities. The net noncash expenses were primarily related to the stock based compensation and issuance of common stock shares of $751,808, amortization of debt discount of $177,790 and change in fair value of derivative liabilities of $89,367. The change in operating assets and liabilities was due to a $76,926 decrease in accounts payable and accrued expenses, a $135,083 increase in payroll and related liabilities, a $150,167 increase in prepaid expenses and a $29,762 decrease in due to related party and prepaid expenses.

Net cash used in operating activities for the six months ended June 30, 2020 was $575,752, including $1,647,583 of net non-cash expenses and a $143,449 net change in operating assets and liabilities. The net noncash expenses were predominantly related to the stock based compensation of $1,182,019, non-cash interest expense of $429,470, amortization of debt discount of $136,164 and change in fair value of derivative liabilities of $(121,389). The change in operating assets and liabilities was primarily due to a $61,476 increase in accounts payable and accrued expenses, a $61,418 increase in payroll and related liabilities and a $20,555 increase in due to related party and prepaid expenses.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2021 was $14,622 compared to $0 for the same period in the prio fiscal year. This increase was due to the purchase of equipment in 2021.

Financing Activities

For the six months ended June 30, 2021, cash provided by financing activities was $759,511 compared to $602,694 for the six months ended June 30, 2020. This increase was due to a significant increase of proceeds from the sale of common stock in 2021.

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

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management has concluded that our internal control over financial reporting was ineffective as of June 30, 2021, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our reporting was ineffective due to a lack of sufficient resources to hire a support staff in order to separate duties between different individuals. The Company lacks the appropriate personnel to handle all the varying recording and reporting tasks on a timely basis. Steps that the Company believes it must undertake is to retain a consulting firm to, among other things, design and implement adequate systems of accounting and financial statement disclosure controls during the current fiscal year to comply with the requirements of the SEC. We believe that the ultimate success of our plan to improve our disclosure controls and procedures will require a combination of additional financial resources, outside consulting services, legal advice, additional personnel, further reallocation of responsibility among various persons, and substantial additional training of those of our officers, personnel and others, including certain of our directors such as our committee chairs, who are charged with implementing and/or carrying out our plan.

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

Changes in Internal Control

There have not been any changes in our internal control over financial reporting during the six month period ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 2, 2021, the Company granted options to purchase 75,000 shares of common stock at a price of $0.16 per share to a consultant and are exercisable for ten years. One quarter of these options vest on the grant day, and the remainder of the options vest equally over twelve (12) months. These options were valued at $9,000 using a Black-Scholes Options Pricing Model.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

 EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference (Form Type)	Filing Date	Filed herewith
2.1	Share Exchange Agreement, dated as of July 25, 2018 by and among TYG Solutions Corp., Kannalife Sciences, Inc. and its stockholders	8-K	7/31/2018
3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on March 25, 2013	10-K	3/30/2017
3.2	Amended and Restated Certificate of Incorporation of TYG Solutions Corp., as filed with the Delaware Secretary of State on May 1, 2018	8-K	5/4/2018
3.3	Certificate of Designation of Series A Preferred Stock of TYG Solutions Corp. as filed with the Delaware Secretary of State on May 3, 2018	8-K	5/4/2018
3.4	Certificate of Designation of Series B Preferred Stock of TYG Solutions Corp. as filed with the Delaware Secretary of State on May 3, 2018	8-K	5/4/2018
3.5	Bylaws of TYG Solutions Corp.	10-K	3/30/2017
3.6	Amended and Restated Bylaws of TYG Solution Corp.	8-K	5/4/2018
3.7	Amendment to Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on November 9, 2018	S-1/A	12/28/2018
10.1	Equity Purchase Agreement by and between the Company and Cross & Company, dated September 22, 2020.	8-K	9/22/2020
10.2	Common Stock Purchase Agreement, dated February 17, 2021	8-K	2/23/2021
10.3	Warrant No. 1, effective February 10, 2021	8-K	2/23/2021
10.4	Warrant No. 2, effective February 10, 2021	8-K	2/23/2021
10.5+	Second Amendment to Neuropathix, Inc. (formerly Kannalife, Inc.) 2019 Equity Incentive Plan, effective as of March 12, 2021	8-K	3/17/2021
31.1 *	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **			X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X
101 INS**	Inline XBRL Instance Document			X
101 SCH**	Inline XBRL Taxonomy Extension Schema Document			X
101 CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document			X
101 LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document			X
101 PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document			X
101 DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document			X
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments)			X

*	Filed herewith.

**	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(1)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on February 23, 2021

(2)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on March 17, 2021

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEUROPATHIX, INC.

Date: August 6, 2021	By:	/s/ Dean Petkanas
Dean Petkanas
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: August 6, 2021	By:	/s/ Mark Corrao
Mark Corrao
Chief Financial Officer (Principal Financial and Accounting Officer)

