Form 10-Q
period 2021-09-30
NEUROPATHIX, INC.
filed 2021-11-12
CIK 1615999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Yes ☐ No ☒

As of November 10, 2021, the registrant had 90,874,531 issued and outstanding shares of common stock, par value $0.0001 per share.

1

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

NEUROPATHIX,INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

	September 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,603	$21,874
Prepaid expenses	15,667	161,000
Other receivables	35,400	400
Total Current Assets	56,670	183,274

NON-CURRENT ASSETS:
Property and equipment, net	75,641	59,266
Security deposits	17,121	17,121
Total Non-Current Assets	92,762	76,387
TOTAL ASSETS	$149,432	$259,661

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$705,244	$721,308
Payroll and related liabilities	394,083	379,241
Loan payable	900,000	950,000
Loan payable - related party	42,092	42,092
Convertible notes payable, net of $65,069 debt discount, at September 30, 2021	303,247	198,127
Convertible notes payable, net of $43,014 debt discount - related party, at September 30, 2021	125,479	—
Capital lease obligations	12,860	8,471
Patent purchase liability	53,135	53,135
Due to related party, net	28,402	55,258
Derivative liabilities	84,608	138,046
Total Current Liabilities	2,649,150	2,545,678

LONG TERM LIABILITIES:
Loan payable – long term	82,910	—
Convertible notes payable - long term	376,373	376,373
Convertible notes payable - long term - related party	—	70,000
Capital lease obligation - long term	24,052	19,293
Patent purchase liability - long term	204,826	264,826
Derivative liabilities - long term	326,859	178,143
Total Long Term Liabilities	1,015,020	908,635
TOTAL LIABILITIES	3,664,170	3,454,313

Commitments and contingencies (Note 14)	—	—

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized
Series A preferred stock, 75 shares designated, 75 issued and outstanding (Liquidation preference of $75,000)	—	—
Series B preferred stock, 75 shares designated, 75 issued and outstanding (Liquidation preference of $75,000)	—	—
Common stock, $0.0001 par value, 200,000,000 authorized, 90,276,146 and 77,670,908 issued and outstanding, respectively	9,026	7,767
Additional paid-in capital	12,310,627	9,830,944
Accumulated deficit	(15,834,391)	(13,033,363)
TOTAL STOCKHOLDERS' DEFICIT	(3,514,738)	(3,194,652)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$149,432	$259,661

The accompanying notes are an integral part of these consolidated financial statements

 NEUROPATHIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
NET REVENUES:
Grant revenue	$35,000	$—	$67,000	—
TOTAL NET REVENUES	—	—	67,000	—

OPERATING EXPENSES:
Research and development	79,483	68,546	284,136	375,938
General and administrative	484,830	737,123	2,057,434	2,303,537
TOTAL OPERATING EXPENSES	564,313	805,669	2,341,570	2,679,475

LOSS FROM OPERATIONS	(529,313)	(805,669)	(2,274,570)	(2,679,475)

OTHER INCOME (EXPENSE):
Interest expense, net	(118,037)	(151,845)	(363,108)	(766,212)
Change in fair value of derivative liabilities	(73,983)	346,708	(163,350)	468,097
TOTAL OTHER INCOME (EXPENSE)	(192,020)	194,863	(526,458)	(298,115)

NET LOSS BEFORE INCOME TAX	$(721,333)	$(610,806)	(2,801,028)	(2,977,590)
Income tax expense	—	—
NET LOSS	$(721,333)	$(610,806)	(2,801,028)	(2,977,590)

Loss per common share - basic and diluted	$(0.01)	$(0.01)	(0.03)	(0.04)
Weighted average common shares outstanding - basic and diluted	90,276,146	74,258,962	87,456,358	74,241,419

The accompanying notes are an integral part of these consolidated financial statements

 NEUROPATHIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Unaudited

	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at December 31, 2019	75	$—	75	$—	74,225,141	$7,422	$6,794,612	$(8,496,088)	$(1,694,054)
Stock based compensation					—	—	1,488,615		1,488,615
Issuance of common stock for acquisition of intellectual property					25,000	3	13,247		13,250
Issuance of common stock for conversion of notes payable and accrued interest					46,896	5	20,595		20,600
Issuance of common stock for services					500,000	50	399,950		400,000
Reduction of derivative liability					—	—	12,860		12,860
Net loss	—	—	—	—	—	—	—	(2,977,590)	(2,977,590)
Balance at September 30, 2020	75	$—	75	$—	74,797,037	$7,480	$8,729,879	$(11,473,678)	$(2,736,319)
Balance at June 30, 2020	75	$—	75	$—	74,250,141	$7,425	$7,989,878	$(10,862,872)	$(2,865,569)
Stock based compensation	—	—	—	—	—	—	306,596	—	306,596
Issuance of common stock for conversion of notes payable and accrued interest	—	—	—	—	46,896	5	20,595	—	20,600
Issuance of common stock for services	—	—	—	—	500,000	50	399,950	—	400,000
Reduction of derivative liability	—	—	—	—	—	—	12,860	—	12,860
Net loss	—	—	—	—	—	—	—	(610,806)	(610,806)
Balance at September 30, 2020	75	—	75	—	74,797,037	7,480	8,729,879	(11,473,678)	(2,736,319)
Balance at December 31, 2020	75	$—	75	$—	77,670,908	$7,767	$9,830,944	$(13,033,363)	$(3,194,652)
Stock based compensation	—	—	—	—	—	—	1,042,996	—	1,042,996
Issuance of common stock for cash	—	—	—	—	7,690,889	769	830,079	—	830,848
Issuance of common stock for conversion of notes payable and accrued interest	—	—	—	—	988,069	98	89,632	—	89,731
Issuance of common stock for services	—	—	—	—	525,000	52	105,243	—	105,295
Issuance of common stock in lieu of deferred compensation	—	—	—	—	2,567,308	257	179,744	—	180,001
Issuance of common stock due to settlement of accrued expenses	—	—	—	—	520,000	52	103,948	—	104,000
Issuance of common stock for payment of patent purchase liability	—	—	—	—	313,972	31	59,969	—	60,000
Reduction of derivative liability due to conversions	—	—	—	—	—	—	68,072	—	68,072
Net loss	—	—	—	—	—	—	—	(2,801,028)	(2,801,028)
Balance at September 30, 2021	75	—	75	—	90,276,146	9,026	12,310,627	(15,834,391)	(3,514,738)
Balance at June 30, 2021	75		75		87,978,445	8,797	$11,912,576	$(15,113,058)	$(3,191,685)
Stock based compensation							$291,190		291,190
Issuance of common stock for conversion of notes payable and accrued interest					422,701	42	17,049		17,091
Issuance of common stock in lieu of deferred compensation					1,875,000	187	89,813		90,000
Net loss	—	—	—	—	—	—	—	(721,333)	(721,333)
Balance at September 30, 2021	75	—	75	—	90,276,146	9,026	12,310,627	(15,834,391)	(3,514,738)

The accompanying notes are an integral part of these consolidated financial statements

NEUROPATHIX, INC,

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,801,028)	$(2,977,590)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	14,164	12,102
Amortization of debt discount	245,598	254,249
Stock based compensation	1,042,996	1,488,615
Issuance of common stock for acquisition of intellectual property	—	13,250
Issuance of common stock for services	105,295	—
Non-cash interest expense	—	430,070
Change in fair value of derivative liabilities	163,350	(468,097)
Changes in operating assets and liabilities:
Prepaid expenses	145,333	9,000
Other receivables	(35,000)	—
Accounts payable and accrued expenses	92,667	150,018
Payroll and related liabilities	194,842	108,589
Due to related party, net	(26,856)	22,005
NET CASH USED IN OPERATING ACTIVITIES	(858,639)	(807,789)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(14,622)	—
NET CASH USED IN INVESTING ACTIVITIES	(14,622)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	813,759	—
Principal payments toward capital lease obligations	(6,769)	(5,566)
Proceeds from loan payable	—	184,200
Proceeds from loan payable - related party	—	—
Proceeds from convertible notes payable	—	372,150
Proceeds from convertible notes payable, net of OID	—	150,000
Repayment of convertible notes payable	(50,000)	—
Proceeds from convertible notes payable	100,000	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	856,990	700,784

Net increase (decrease) in cash	(16,271)	(107,005)
Cash and cash equivalents, beginning of period	21,874	121,455
Cash and cash equivalents, end of period	$5,603	$14,450

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$798	$2,905
Cash paid for taxes	$—	$—

NON-CASH ACTIVITIES:
Issuance of common stock for conversion of notes payable and accrued interest	$89,731	$20,000
Issuance of common stock for services	$—	$250,000
Issuance of common stock for payment of patent purchase liability	$60,000	$—
Issuance of common stock in lieu of deferred compensation	$180,001	$—
Property and equipment financed through capital leases	$15,917	$—
Reduction of derivative liability	$68,072	$12,860
Debt discount upon the issuance of convertible note payable	$—	$372,150
Debt discount upon the issuance of convertible note payable - related party	$—	$150,000

The accompanying notes are an integral part of these consolidated financial statements

NEUROPATHIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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

In December 2019, a novel strain of coronavirus, commonly known as COVID-19, surfaced. The spread of COVID-19 around the world in 2020 and 2021 has caused significant volatility in U.S. and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies and, as such, the Company is unable to determine if it will have a material impact to its operations. The Company’s operations as of September 30, 2021 have not been significantly affected, but may be affected in the future, by the ongoing outbreak of COVID-19 which was declared a pandemic by the World Health Organization. The ultimate disruption which may be caused by the outbreak is uncertain; however, it may result in a material adverse impact on the Company’s financial position, operations and cash flows. Possible areas that may be affected include, but are not limited to, disruption to the Company’s labor workforce, unavailability of products and supplies used in operations, and the decline in value of assets held by the Company.

Revenue Recognition

It is the Company’s policy that revenues are recognized in accordance with ASC 606 “Revenue Recognition.” Five basic steps must be followed before revenue can be recognized; (1) Identifying the contract(s) with a customer that creates enforceable rights and obligations; (2) Identifying the performance obligations in the contract, such as promising to transfer goods or services to a customer; (3) Determining the transaction price, meaning the amount of consideration in a contract to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer; (4) Allocating the transaction price to the performance obligations in the contract, which requires the company to allocate the transaction price to each performance obligation on the basis of the relative standalone selling prices of each distinct good or services promised in the contract; and (5) Recognizing revenue when (or as) the entity satisfies a performance obligation by transferring a promised good or service to a customer. The amount of revenue recognized is the amount allocated to the satisfied performance obligation. Adoption of ASC 606 has not changed the timing and nature of the Company’s revenue recognition and there has been no material effect on the Company’s financial statements.

Our revenues consist of state and federal research grants and fees received from research services for third-party product development. These revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

On September 28, 2021, the Company received a notice of award for a $2.97 million Phase 2 STTR Study Grant (the “NINDS Study Grant Award”) from National Institutes of Health (“NIH”) – National Institute of Neurological Disorders and Stroke (“NINDS”). The NINDS Study Grant Award is funded through the NIH HEAL Initiative (“Helping End Addiction Long-Term”) for Development of Therapies and Technologies Directed at Enhanced Pain Management and will provide funding specifically in the Development of KLS-13019 for Neuropathic Pain. The NINDS Study Grant Award sets forth the funding allocation of $977,054 in year 1; $991,944 in year 2; and $1,001,774 in year 3. The Company is able to draw down on the grant to reimburse approved research and development activities. As of September 30, 2021, the Company recognized $35,000 in grant revenue and receivables in connection with this grand.

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

The weighted average number of common stock equivalents not included in diluted income per share, because the effects are anti-dilutive, was 39,843,027 and 4,113,729 for the nine months ended September 30, 2021 and 2020, respectively.

Research and Development

In accordance with FASB ASC 730, Research and Development (“ASC 730”) research and development (“R&D”) costs are expensed when incurred. R&D costs include supplies, clinical trial and related clinical manufacturing costs, contract and other outside service and facilities and overhead costs. Total R&D costs for the three months ended September 30, 2021 and 2020, were $79,483 and $68,546, respectively. Total R&D costs for the nine months ended September 30, 2021 and 2020, were $284,136 and $375,938, respectively.

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

Note 3 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The Company’s condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our accompanying condensed consolidated financial statements, the Company has had a loss from operations of $2,801,028 and $2,977,590 for the nine months ended September 30, 2021 and 2020, respectively. Additionally, the Company had an accumulated deficit of $15,834,391 at September 30, 2021 and has not yet established an adequate ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. These factors raise substantial doubt about its ability to continue as a going concern.

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

The following table presents liabilities that are measured and recognized at fair value as of September 30, 2021 and December 31, 2020, on a recurring basis:

	September 30, 2021
	Level 1	Level 2	Level 3	Total Carrying Value
Derivative liabilities	$—	$—	$411,467	$411,467

	December 31, 2020
	Level 1	Level 2	Level 3	Total Carrying Value
Derivative liabilities	$—	$—	$316,189	$316,189

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021	December 31, 2020
Accounts payable and accrued expenses	$416,082	$538,527
Accrued interest	289,162	182,781
Totals	$705,244	$721,308

NOTE 6 – PAYROLL AND RELATED LIABILITIES

Payroll and related liabilities at September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021	December 31, 2020
Payroll	$152,876	$149,704
Payroll taxes	241,207	229,537
Totals	$394,083	$379,241

As of September 30, 2021, the Company has accrued payroll and payroll taxes in connection with salaries paid and accrued to four officers of the Company which includes $50,000 accrued for the CEO, and $12,500 accrued for executive management.   As of December 31, 2020, the Company has accrued payroll and payroll taxes in connection with salaries paid and accrued to four officers of the Company which includes $100,000 accrued for the CEO, and $12,500 accrued for executive management.

NOTE 7 – LOAN PAYABLE

		September 30, 2021	December 31, 2020
Loan payable at 8%, matures December 31, 2021	*	$850,000	$850,000
Loan payable at 0.25%, matures July 26, 2023		82,910	—
Loan payable at 1%, matured June 11, 2011	*	50,000	100,000
Total		900,000	950,000
Less: short term loans		900,000	—
Total long-term loans		$—	$950,000
* - unsecured note

On July 26, 2021, the Company entered into a promissory note purchase agreement, with Cross & Company pursuant to which the purchaser agreed to purchase a promissory note in the principal amount of $100,000. The note matures on July 26, 2023. The note bears interest at 0.25% per annum. The note holds a right of offset for the holder of the note, whereby the holder shall have the right to offset any proceeds due to the Debtor for “Puts” delivered to Holder pursuant to a Equity Purchase Agreement by and between Holder and Debtor dated September 16, 2020. On July 26, 2021, Cross & Company exercised its right of offset under the promissory note agreement with the Company and the Company put 250,000 shares of its common stock to Cross & Company with net proceeds of $8,288. On August 10, 2021, Cross & Company exercised its right of offset under the promissory note agreement with the Company and the Company put 172,701 shares of its common stock to Cross & Company with net proceeds of $8,803. After the effect on the offsets, the promissory note has a remaining balance of $82,910 as of September 30, 2021.

Total interest expense on notes payable, amounted to $16,767 and $13,753 for the three months ended September 30, 2021 and 2020, respectively. Total interest expense on notes payable, amounted to $50,301 and $38,352 for the nine months ended September 30, 2021 and 2020, respectively. Accrued interest related to these notes was $178,126 and $127,825 as of September 30, 2021 and December 31, 2020, respectively.

NOTE 8 – LOAN PAYABLE – RELATED PARTY

Prior to the share exchange agreement, the Company borrowed $25,822 and issued a promissory note with a maturity date of March 31, 2020 which was later extended to March 31, 2022. Additionally, the note holder advanced the Company $16,270 for working capital, for a total of $42,092 – also see Note 16.

The loans represent working capital advances from shareholders, bear interest at 0.5%, and grant a security interest in the Company’s assets as collateral. In March 2018, this note was amended, and the original note holder assigned the note to Kettner Investments, LLC, a significant shareholder. The note is now non-interest bearing. Accrued interest related to this note is $226 as of September 30, 2021 and December 31, 2020, respectively.

NOTE 9 – CAPITAL LEASE OBLIGATIONS

In September 2019, the Company entered into a lease agreement with Thermo Fisher Scientific to acquire equipment with 48 monthly payments of $941, payable through September 1, 2023, with an effective interest rate of 12% per annum. The outstanding balance of this capital lease was $21,505, secured by equipment with carrying value of $22,457, as of September 30, 2021.

In March 2021, the Company entered into another lease agreement with Thermo Fisher Scientific to acquire equipment with 36 monthly payments of $699, payable through February 29, 2024, with an effective interest rate of 13% per annum. The outstanding balance of this capital lease was $15,407, secured by equipment with carrying value of $23,404, as of September 30, 2021.

NOTE 10 – CONVERTIBLE NOTES PAYABLE

Prior to the Share Exchange, the Company issued a convertible note to an investor, face value of $500,000, in exchange for $500,000 in cash. The note is unsecured, bears interest at the rate of 3% per annum and matures on February 16, 2030. The note is convertible into common stock of the Company at $0.10 per share at any time at the option of the holder, subject to a 4.9% blocking provision which prohibits the holder from converting into common stock of the Company if such conversion results in the holder owning greater than 4.9% of the outstanding common stock of the Company after giving effect to such conversion. On September 26, 2019, the Company issued 1,500,000 shares of common stock for the conversion of $123,627 convertible notes payable and $26,373 of related accrued interest. The outstanding balance on this convertible note after the conversion was $376,373 as of September 30, 2021 and December 31, 2020.

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

The embedded conversion feature of this Note was deemed to require bifurcation and liability classification, at fair value. Pursuant to the Securities Purchase Agreement, the Company also sold warrants to the investors to purchase up to an aggregate of 100,000 shares of common stock. The fair value of the derivative liability and warrants as of the date of issuance was in excess of the Note (see Note 12) resulting in full discount of the Note as of September 30, 2021 and December 31, 2020.

On March 12, 2020, the Company entered into securities purchase agreements with two different accredited investors (each an “Investor”, and together the “Investors”) pursuant to which each Investor purchased an 8% unsecured convertible promissory note (each a “8% Note”, and together the “8% Notes”) from the Company. The terms and conditions of each of the 8% Notes are substantially the same. Each 8% Note has a principal amount of $105,000 less a $5,000 original issue discount for a purchase price of $100,000, with a maturity date of March 12, 2021. This note is in default as of March 12, 2021, which may trigger cross defaults on other notes. The Company is in negotiations to extend the maturity date of the Note. All principal amounts and the interest thereon are convertible into shares of the Company’s common stock at the option of each Investor, after six (6) months from the date of the 8% Notes. These 8% Notes have a variable conversion price and the Company recorded embedded derivative liabilities. The fair value of the derivative liability and warrants as of the date of issuance was in excess of the 8% Note (see Note 12) resulting in full discount of the 8% Note. During the nine months ended September 30, 2021, the Company issued 988,069 shares of common stock for the conversion of $85,000 convertible notes payable and $4,731 of related accrued interest. The outstanding balance on these convertible notes after the conversion was $14,000.

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

On June 23, 2020, the Company entered into a securities purchase agreement, dated as of June 19, 2020, with an accredited investor pursuant to which the investor purchased a 12% convertible promissory note in the principal amount of $150,000, less $20,750 in transaction-related, broker, legal and due diligence expenses. The note matures on June 19, 2021. This note is in default as of June 19, 2021, which may trigger cross defaults on other notes. The Company is in negotiations to extend the maturity date of the Note. Principal payments on the note shall be made in six (6) installments, each in the amount of $25,000, starting on December 19, 2020, and continuing thereafter each thirty (30) days for five (5) months. Notwithstanding the foregoing, the final payment of principal, and accrued and unpaid interest shall be due on the June 19, 2021. The investor is entitled to, at its option, convert all or any amount of the principal amount and any accrued but unpaid interest of the note into shares of the Company’s common stock, at any time upon an event of default, at a conversion price for each share of common stock equal to the lesser of (i) the lowest trading price during the previous five (5) trading day period ending on the latest complete trading day prior to the date of the note, or (ii) the Variable Conversion Price, subject to certain equitable adjustments. Furthermore, in connection with the securities purchase agreement and the note, the Company issued two common stock purchase warrants each to purchase 115,385 shares of the Company’s common stock at $1.30 per share which may be exercised by cashless exercise, exercisable for a period of five years. One of the warrants only becomes exercisable upon default of the note. During the first quarter of 2021, the anti-dilution clause was triggered and the exercise price was reset to $0.09 resulting in the number of warrants to be increased to 1,696,838. During the third quarter of 2021, the anti-dilution clause was triggered and the exercise price was reset to $0.03 resulting in the number of warrants to be increased to 4,524,902. The note has a variable conversion price and the Company recorded embedded derivative liabilities. The fair value of the derivative liability and warrants as of the date of issuance was in excess of the note (see Note 13) resulting in full discount of the note.

Total interest expense on convertible notes payable, inclusive of amortization of debt discount of $49,315 and $92,466, amounted to $60,568 and $107,161 for the three months ended September 30, 2021 and 2020, respectively. Total interest expense on convertible notes payable, inclusive of amortization of debt discount of $190,119 and $195,616, amounted to $225,122and $226,240 for the nine months ended September 30, 2021 and 2020, respectively.

Total accrued interest on convertible notes payable, as of September 30, 2021 and December 31, 2020, was $63,872 and $26,105, respectively.

NOTE 11 – CONVERTIBLE NOTES PAYABLE – RELATED PARTY

In January 2020, the Company sold $100,000, convertible note to Kettner Investments, LLC, a significant shareholder, under the Note and sold warrants to purchase up to an aggregate of 100,000 shares of common stock under the Securities Purchase Agreement. The fair value of the derivative liability and warrants as of the date of issuance was in excess of the Note (see Note 13) resulting in full discount of the Note.

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

Total interest expense on convertible notes payable – related party, inclusive of amortization of debt discount of $18,493 and $18,493, amounted to $21,493 and $21,493 for the three months ended September 30, 2021 and 2020, respectively. Total interest expense on convertible notes payable – related party, inclusive of amortization of debt discount of $55,479 and $51,507, amounted to $64,479 and $59,685 for the nine months ended September 30, 2021 and 2020, respectively.

Total accrued interest on convertible notes payable – related party, as of September 30, 2021 and December 31, 2020, was $20,178 and $11,178, respectively.

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

Based on the various convertible notes described in Note 10 and 11, the fair value of applicable derivative liabilities on notes, warrants and change in fair value of derivative liability are as follows for the nine months ended September 30, 2021:

	Derivative Liability - Convertible Notes	Derivative Liability - Warrants	Total
Balance as of December 31, 2020	$153,140	$163,049	$316,189
Additions during the period	—	—	—
Change in fair value	(460)	163,810	163,350
Change due to exercise / redemptions	(68,072)	—	(68,072)
Balance as of September 30, 2021	$84,608	$326,859	$411,467

The fair value of the derivative liability – convertible notes is estimated using a Monte Carlo pricing model with the following assumptions:

Market value of common stock	$0.068 – 0.124
Expected volatility	55.9% - 57.5%
Expected term (in years)	0.17 – 2.00
Risk-free interest rate	0.00%

The fair value of the derivative liability – warrants is estimated using a Monte Carlo pricing model with the following assumptions:

Market value of common stock	$0.068 – 0.124
Expected volatility	80.5% - 104.7%
Expected term (in years)	1.23 – 5.00
Risk-free interest rate	0.00%

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

On July 1, 2018, we entered into a one year lease arrangement for additional office space, with the option to renew the lease annually. On September 1, 2018, we subleased this office space to a third party. The subleasee will pay 50% of the rent until expiration of lease on June 30, 2024. The monthly rent payment is $2,723, and we provided a security deposit of $2,121.

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

On July 13, 2021, the Company issued 250,000 shares of common stock as part of a put agreement at $0.03 per share for a total purchase price of $8,288.

On July 28, 2021, the Company issued its CEO 1,875,000 shares of common stock at $0.05 a share in lieu of $90,000 of deferred salary.

On August 10, 2021, the Company issued 172,701 shares of common stock as part of a put agreement at $0.06 per share for a total purchase price of $8,803.

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

On July 13, 2021, the Company granted options to purchase 250,000 shares of common stock at a price of $0.12 per share to a consultant and are exercisable for ten years. One quarter of these options vest on the grant day, and the remainder of the options vest equally over twelve (12) months. These options were valued at $17,725 using a Black-Scholes Options Pricing Model.

The remaining expense outstanding through March 12, 2024 is $1,790,369.

For the three months ended September 30, 2021 and 2020, the Company recorded $333,205 and $267,521, respectively, as stock based compensation which is included in the general and administrative expenses in the condensed consolidated statement of operations and $64,030 and $39,075, respectively, as research and development expense.

For the nine months ended September 30, 2021 and 2020, the Company recorded $1,042,996 and $1,215,090, respectively, as stock based compensation which is included in the general and administrative expenses in the condensed consolidated statement of operations and $255,854 and $273,525, respectively, as research and development expense.

For the three months ended September 30, 2021 and 2020, the Company recorded $90,000 and $0, respectively, as common stock issued in lieu of deferred compensation.

For the nine months ended September 30, 2021 and 2020, the Company recorded $180,001 and $0, respectively, as common stock issued in lieu of deferred compensation.

For the three months ended September 30, 2021 and 2020, the Company recorded $0 and $400,000, respectively, as common stock issued for services.

For the nine months ended September 30, 2021 and 2020, the Company recorded $105,295 and $400,000, respectively, as common stock issued for services.

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

As of September 30, 2021, there were 13,000,000 shares of Company common stock issued and outstanding under the 2019 Plan, as amended.

The following is a summary of outstanding and exercisable options:

	Numbers of Options	Weighted Avg Exercise Price	Weighted Avg Remaining Years
Outstanding as of December 31, 2020	7,125,000	$0.58	9.30
Granted	7,625,000	0.13	9.95
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding as of September 30, 2021	14,750,000	$0.35	9.02
Outstanding as of September 30, 2021, vested	7,870,313	$0.43	8.85

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

On June 23, 2020, the Company entered into a Securities Purchase Agreement, dated as of June 19, 2020 with an accredited investor pursuant to which the Investor purchased a 12% convertible promissory note from the Company. In connection with the securities purchase agreement and the note, the Company issued two common stock purchase warrants each to purchase 115,385 shares of the Company’s common stock at $1.30 per share which may be exercised by cashless exercise, exercisable for a period of five years. One of the warrants is to be issued only in the case of default on the note. During the first quarter of 2021, the anti-dilution clause was triggered and the exercise price was reset to $0.09 resulting in the number of warrants to be increased to 1,696,838. During the third quarter of 2021, the anti-dilution clause was triggered and the exercise price was reset to $0.03 resulting in the number of warrants to be increased to 4,524,902. The warrants were deemed as a derivative liability and was recorded as a debt discount at date of issuance. See Note 10.

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

The following is a summary of outstanding and exercisable warrants:

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2020	1,289,343	$0.18
Issued	4,194,161	0.22
Reset	2,828,064	0.03
Expired	—	—
Balance at September 30, 2021	8,311,568	$0.13

At September 30, 2021, 8,311,568 warrants for common stock were exercisable and the intrinsic value of these warrants was $160,050 and the weighted average remaining contractual life for warrants outstanding was 3.91 years.

NOTE 16 – RELATED PARTY TRANSACTIONS

The Company’s Chief Executive Officer (“CEO”) shares the use of the leased office space for personal living quarters. The CEO reimburses the Company for 50% of the monthly rent, or $2,800 per month.

As of September 30, 2021, the Company owes the CEO $50,000 for accrued compensation and $25,496 for expenses incurred on behalf of the Company.

During the nine months ended September 30, 2021, the Company repaid $50,000 to its CEO in exchange for the discharge of a portion of his accrued expenses.

On March 12, 2021, the Company issued its CEO 692,308 shares of common stock at $0.13 a share in lieu of $90,000 of accrued compensation.

On July 28 2021, the Company issued its CEO 1,875,000 shares of common stock at $0.05 a share in lieu of $90,000 of accrued compensation.

See Notes 8, 11, 14 and 15 for additional related party transactions.

NOTE 17 – SUBSEQUENT EVENTS

On October 1, 2021, the Company put 598,385 shares of common stock as part of a put agreement. An advance of $25,000 was received for the shares to be issued to the put holder. As of the date of issuance, no shares have been issued to the holder of the put agreement.

The Company has evaluated subsequent events occurring after September 30, 2021, the date of our most recent balance sheet, through the date our financial statements were issued and determined no additional subsequent events exist.

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

Product Candidate	Target Indication	Delivery Method	Current Development Status	Expected Next Steps
KLS-13019	Chemotherapy Induced	Oral Gel Capsule	Preclinical	4Q23: Initiate Phase 1
Peripheral Neuropathy
	Mild Traumatic Brain Injury	Oral Gel Capsule	Preclinical	1Q24: Initiate Phase 1
KLS-13023	Overt Hepatic Encephalopathy	Oral Gel Capsule	Preclinical	4Q24: Initiate Phase 1
	Mild Traumatic Brain Injury	Oral Gel Capsule	Preclinical	1Q24: Initiate Phase 1

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

NIH-NINDS Phase 2 STTR Study Grant Award

On September 28, 2021, the Company received a notice of award for a $2.97 million Phase 2 STTR Study Grant (the “NINDS Study Grant Award”) from National Institutes of Health (“NIH”) – National Institute of Neurological Disorders and Stroke (“NINDS”). The NINDS Study Grant Award is funded through the NIH HEAL Initiative (“Helping End Addiction Long-Term”) for Development of Therapies and Technologies Directed at Enhanced Pain Management and will provide funding specifically in the Development of KLS-13019 for Neuropathic Pain. The NINDS Study Grant Award sets forth the funding allocation of $977,054 in year 1; $991,944 in year 2; and $1,001,774 in year 3. Of significant collateral importance is the current epidemic of opioid addiction and abuse by patients in the United States and around the globe. Adding to the equation is the off-label use of opioids and gabapentinoids for chronic and neuropathic pain as a result of the unmet medical need and no FDA approved non-opioid drug to treat chronic and neuropathic pain, specifically chemotherapy-induced peripheral neuropathy (“CIPN”).

Components of Results of Operations

Our net losses were $2,801,028 and $2,977,590 for the nine months ended September 30, 2021 and 2020, respectively. We expect to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability.

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

On September 28, 2021, the Company received a notice of award for a $2.97 million Phase 2 STTR Study Grant (the “NINDS Study Grant Award”) from National Institutes of Health (“NIH”) – National Institute of Neurological Disorders and Stroke (“NINDS”). The NINDS Study Grant Award is funded through the NIH HEAL Initiative (“Helping End Addiction Long-Term”) for Development of Therapies and Technologies Directed at Enhanced Pain Management and will provide funding specifically in the Development of KLS-13019 for Neuropathic Pain. The NINDS Study Grant Award sets forth the funding allocation of $977,054 in year 1; $991,944 in year 2; and $1,001,774 in year 3. The Company is able to draw down on the grant to reimburse approved research and development activities. As of September 30, 2021, the Company recognized $35,000 in grant revenue and receivables in connection with this grand.

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

We incurred research and development expenses of $284,136 and $375,938 for the nine months ended September 30, 2021 and 2020, respectively.

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

Results of Operations – For the Three Month Periods Ended September 30, 2021 and 2020

Revenues

Revenues for the three months ended September 30, 2021, was $35,000 compared to $0 for the nine months ended September 30, 2020. The revenue was the result of a grant received during the quarter.

Research and Development Expenses

Research and development expenses increased by $10,937 or 16%, to $79,483 for the three months ended September 30, 2021, from $68,546 for the three months ended September 30, 2020. The increase was primarily due to more stock compensation through issuance of stock options to the officers and research and development companies for their services rendered during the three months ended September 30, 2021.

General and Administrative Expenses

General and administrative expenses decreased by $252,293 or 34%, to $484,830 for the three months ended September 30, 2021, from $737,123 for the three months ended September 30, 2020. This decrease was primarily due to a decrease in stock based compensation issued to employees and consultants.

Results of Operations – For the Nine Month Periods Ended September 30, 2021 and 2020

Revenues

Revenues for the nine months ended September 30, 2021, was $67,000 compared to $0 for the nine months ended September 30, 2020. The revenue was the result of a grant received during the quarter.

Research and Development Expenses

Research and development expenses decreased by $91,802 or 24%, to $284,136 for the nine months ended September 30, 2021, from $375,938 for the nine months ended September 30, 2020. The decrease was primarily due to less stock compensation through issuance of stock options to the officers and research and development companies for their services rendered.

General and Administrative Expenses

General and administrative expenses decreased by $246,103 or 11%, to $2,057,434 for the nine months ended September 30, 2021, from $2,303,537 for the nine months ended September 30, 2020.

Liquidity and Capital Resources

Since our inception in 2010, we have devoted most of our cash resources to research and development and general and administrative activities. We have financed our operations primarily with the proceeds from the sale of preferred stock and convertible promissory notes, state and federal grants and research services. To date, we have not generated any revenues from the sale of products, and we do not anticipate generating any revenues from the sales of products for the foreseeable future. We have incurred losses and generated negative cash flows from operations since inception. As of September 30, 2021, our principal sources of liquidity were our cash and cash equivalents, which totaled $5,603. Our working capital deficit was $2,592,480 as of September 30, 2021.

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

Equity Financings

For the nine months ended September 30, 2021, and year ended December 31, 2020, we received net proceeds of $0 and $522,150, respectively, from the sale of convertible notes and promissory notes.

For the nine months ended September 30, 2021, and year ended December 31, 2020, we received net proceeds of $813,757 and $0, respectively, from the sale of shares of our common stock.

Debt

We had the following schedule of debt as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Outstanding Debt Obligations:
Loan payable	$982,910	$950,000
Loan payable - related party	42,092	42,092
Convertible notes payable	679,620	574,500
Convertible notes payable – related party	125,479	70,000
Capital lease obligations	36,912	27,764
Total All Debt Obligations	$1,867,013	$1,664,356

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

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the three months ended September 30, 2021, and 2020.

	Nine Months Ended September 30,
	2021	2020
Statement of Cash Flows Data:
Total net cash provided by (used in):
Operating activities	$(858,639)	$(807,789)
Investing activities	(14,622)	—
Financing activities	856,990	700,784
Decrease in cash	$(16,271)	$(107,005)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2021 was $858,639, including $1,571,403 of net non-cash expenses and a $370,986 net change in operating assets and liabilities. The net noncash expenses were primarily related to the stock based compensation and issuance of common stock shares of $1,148,291, amortization of debt discount of $245,598 and change in fair value of derivative liabilities of $163,350. The change in operating assets and liabilities was due to a $92,667 increase in accounts payable and accrued expenses, a $194,842 increase in payroll and related liabilities, a $145,333 increase in prepaid expenses and a $35,000 decrease in due to other receivables.

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

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2021 was $14,622 compared to $0 for the same period in the prior fiscal year. This increase was due to the purchase of equipment in 2021.

Financing Activities

For the nine months ended September 30, 2021, cash provided by financing activities was $856,990 compared to $700,784 for the nine months ended September 30, 2020. This increase was due to a significant increase of proceeds from the sale of common stock in 2021, partially offset by a decrease in proceeds from convertible notes payable and proceeds from loans payable.

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

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management has concluded that our internal control over financial reporting was ineffective as of September 30, 2021, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our reporting was ineffective due to a lack of sufficient resources to hire a support staff in order to separate duties between different individuals. The Company lacks the appropriate personnel to handle all the varying recording and reporting tasks on a timely basis. Steps that the Company believes it must undertake is to retain a consulting firm to, among other things, design and implement adequate systems of accounting and financial statement disclosure controls during the current fiscal year to comply with the requirements of the SEC. We believe that the ultimate success of our plan to improve our disclosure controls and procedures will require a combination of additional financial resources, outside consulting services, legal advice, additional personnel, further reallocation of responsibility among various persons, and substantial additional training of those of our officers, personnel and others, including certain of our directors such as our committee chairs, who are charged with implementing and/or carrying out our plan.

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

Changes in Internal Control

There have not been any changes in our internal control over financial reporting during the nine month period ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 28, 2021, the Company issued its CEO 1,875,000 shares of common stock at $0.05 a share in lieu of $90,000 of deferred salary.

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

In April 2021, the Company granted options to purchase 75,000 shares of common stock at a price of $0.155 per share to a certain member of the Company’s corporate advisory board, as governed under agreement. One quarter of these options vested on the grant day, and the remainder of the options vest equally over twenty four months thereafter. These options were valued at $9,000 using a Black-Scholes Options Pricing Model.

In July 2021, the Company granted options to purchase 250,000 shares of common stock at a price of $0.12 per share to a certain member of the Company’s corporate advisory board, as governed under agreement. One quarter of these options vested on the grant day, and the remainder of the options vest equally over twenty four months thereafter. These options were valued at $17,725 using a Black-Scholes Options Pricing Model.

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

NEUROPATHIX, INC.

Date: November 13, 2021	By:	/s/ Dean Petkanas
Dean Petkanas
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: November 13, 2021	By:	/s/ Mark Corrao
Mark Corrao
Chief Financial Officer (Principal Financial and Accounting Officer)

