Form 10-K
period 2021-12-31
NEUROPATHIX, INC.
filed 2022-04-15
CIK 1615999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2021, based upon the closing price of the registrant's common stock as reported by the OTCQB Marketplace on such date, was approximately $15,478,542. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 15, 2022, there were 93,374,531 shares of common stock outstanding, par value $0.0001.

1

NEUROPATHIX, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

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

Kannalife Sciences was incorporated in the State of Delaware on August 11, 2010. Kannalife Sciences is a developmental stage phyto-medical/pharmaceutical and drug discovery company that specializes in the research, development of cannabinoid and cannabinoid-based therapeutic products derived from synthetic and botanical sources, including the Cannabis “taxa” (the word “taxa” is the plural of “taxon,” which defines a group of one or more populations of an organism or organisms to form a unit). On November 9, 2018, the Company filed an amendment to its certificate of incorporation with the Delaware Secretary of State to change its name to Kannalife, Inc. The Company concurrently submitted a request to FINRA for approval of the name change as well as a ticker symbol change to “KLFE,” and such action went effective on January 17, 2019.  Kannalife Sciences remains a wholly owned operational subsidiary of the Company.

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

On August 16, 2021, the Company established and incorporated a new wholly owned subsidiary named Dermique Incorporated (“Dermique”). Dermique was established by the Company to hold, operate and commercialize all intellectual property associated with Kannalife Sciences’ previous research and development efforts to create and commercialize novel therapeutic topical over-the-counter cosmeceutical compounds to treat a variety of skin disorders, including but not limited to atopic dermatitis.

Our Business

We are a biopharmaceutical company focused on discovering, developing and commercializing novel therapeutics from our proprietary synthetic cannabinoid derivatives platform potentially useful for a broad range of inflammatory and neuropathic pain related diseases. In our eleven (11) years of operations, dating back to August 2010 under the name Kannalife Sciences, Inc. we have been principally involved in the research and development of new chemical entities (“NCEs”) such as KLS-13019; KLS-13022 (“linoneyldihydroxybenzyl ethoxycarbonyl azetidine” or “LEAÔ”); its related molecules; and synthetic cannabidiol (“CBD”) therapeutics through pre-clinical drug discovery and development processes. We have developed our own intellectual property portfolio and established relationships with third parties who are considered leaders in active pharmaceutical (“APIC”) contract manufacturing, formulation; and contract bulk drug manufacturing. Most all of the operations of the Company to date at Kannalife Sciences have been in the pre-clinical stage of drug discovery. In 2019 the Company began commercialization efforts for over-the-counter cosmeceutical uses of LEAÔ, the Company’s lead compound designed to address topical skin disorders.

The Company anticipates that all proposed and ongoing preclinical studies for LEAÔ will be completed by April 2022. Preclinical studies for LEAÔ completed to date include, include in vitro efficacy, testing of irritants under human repeat insult patch testing (“HRIPT”) and other predictive skin irritant and eye studies, completed formulation of a finished white label skin cream product containing LEAÔ, and stability studies of LEAÔ with only the completion of a three month stability study due for completion in March 2022. Upon the completion of the remaining stability study, the Company intends to move forward in marketing LEAÔ as an over-the-counter active pharmaceutical ingredient (“API”) for bulk sales, white label opportunities, and branded product opportunities in the cosmeceutical market. The results in preclinical testing for LEAÔ indicate better results than cannabidiol (“CBD”) and tacrolimus in addressing symptoms such as pain, itch and burning sensations in target therapeutic areas such as eczema, psoriasis, radiation dermatitis and excess UVB radiation.

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

Our core businesses are comprised of the following:

•	A drug development company focused on the research and development (R&D) of non-opioid based synthetic and chemical-medical products from:
o	naturally recurring sources, including but not limited to cannabis, hemp, and other similar species of plantae;
o	semi-synthetic sources; and
o	synthetic and bio-synthetic sources.

•	Drug discovery platform to evaluate and potentially treat neurological and oxidative stress related disorders such as overt hepatic encephalopathy (“OHE”), Chronic Traumatic Encephalopathy (“CTE”) and Chemotherapy Induced Peripheral Neuropathy (“CIPN”) with high quality assured, quality-controlled cGMP pharmaceutical grade semi-synthetic and synthetic cannabinoids, CBD, and cannabidiol-like molecules.
•	Topical skincare pre-clinical program designed to some of our patented, proprietary cannabidiol-derived NCEs, for use as topical solutions, ointments, and creams for disorders such as diabetic neuropathies, diabetic ulcers, and for use as an anti-pruritic. Anti-pruritics are known as anti-itch drugs and medications that inhibit the itching often associated with a variety of disorders and diseases.

Phyto Cannabinoids are a class of molecules derived from Cannabis plants. The two primary cannabinoids contained in Cannabis are CBD and D9-tetrahydrocannabinol, or THC. Clinical and preclinical data suggest that CBD has positive effects on treating refractory epilepsy, FXS and arthritis, and THC has positive effects on treating pain. Interest in cannabinoid therapeutics has increased significantly over the past several years as preclinical and clinical data has emerged highlighting the potential efficacy and safety benefits of cannabinoid therapeutics. The cannabinoid therapeutics market is expected to grow significantly due to the potential benefits these products may provide over existing therapies.

CBD was discovered in 1940 and is known to exhibit neuroprotective properties in many experimental systems. However, our early research and development efforts revealed that there could be obstacles for CBD as a drug. The FDA approval of EpidiolexÒ, a CBD based drug manufactured by GW Pharmaceuticals Ltd. for the treatment of Dravet Syndrome and Lennox-Gastaut Syndrome, has indicated that there are certain safety issues. We also believe that the development of CBD as a drug has been confounded by the following: (i) low potency; (ii) a large number of molecular targets; (iii) marginal pharmacokinetic properties; and (iv) designation as a Schedule 1 controlled substance under the Controlled Substances Act.

KLS-13019 versus CBD

Our preclinical efforts to evaluate CBD indicate that there are pharmacological challenges and limitation of CBD. Our preclinical studies have shown that three major concerns were the low potency at 10 mM to achieve high efficacy; complex pharmacology as it hits too many molecular targets; and low oral bioavailability and poor brain penetration.

Comparisons between CBD and KLS-13019

Comparisons between CBD and KLS-13019 have been published in peer reviewed articles in ACS Medicinal Chemistry Letters (2016, 7, 424-428) and two publications in the Journal of Molecular Neuroscience (August 14, 2018, and May 10, 2019). The studies and science referenced in these articles were performed by Advanced Neural Dynamics (“AND”), a third party provider of preclinical pharmacology services and Iteramed (“Iteramed”), a third party provider of medicinal chemistry consulting and synthesis. Both AND and Iteramed are operated by Douglas Brenneman, Ph.D and William A. Kinney Ph.D, respectively. Both Mr. Brenneman and Mr. Kinney are shareholders of the Company, co-inventors in our intellectual property underlying U.S. Patents 9,611,213 and 10,004,722, and with respect to Mr. Kinney, is our Chief Scientific Officer. Mr. Brenneman is a member of our scientific advisory board.

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

Our peer reviewed, preclinical studies published in ACS Medicinal Chemistry Letters, “Discovery of KLS-13019, a Cannabidiol-Derived Neuroprotective Agent, with Improved Potency, Safety, and Permeability” have shown that our lead drug candidate, KLS-13019 has better pharmacokinetics than CBD and lasts longer.

In the ACS abstract and paper, notably, KLS-13019 was found to be 50-fold more potent and >400-fold safer than CBD and exhibited an in vitro profile consistent with improved oral bioavailability. In 2018 Journal of Molecular Neuroscience abstract and paper, the protective responses of CBD and KLS-13019 were compared in dissociated rat hippocampal cultures co-treated with toxic levels of ethanol and ammonium acetate. This comparison revealed that KLS-13019 was 31-fold more potent than CBD in preventing neuronal toxicity from the combined toxin treatment, while both compounds exhibited protective efficacy back to control values.

In addition to the ACS publication, our research and development efforts with KLS-13019 were also the subject of peer reviewed, preclinical studies published in April 2021 in the British Journal of Pharmacology, “Behavioural and Pharmacological Effects of Cannabidiol (CBD) and the Cannabidiol Analogue KLS-13019 in Mouse Models of Pain and Reinforcement” reported the following key results:

•	Like CBD, KLS-13019 prevented the development of mechanical sensitivity associated with paclitaxel administration.
•	In contrast to CBD, KLS-13019 was also effective at reversing established mechanical sensitivity.
•	KLS-13019 significantly attenuated acetic acid-induced stretching and produced modest effects in the hot plate assay.
•	KLS-13019 was devoid of activity at μ-, δ- or κ-opioid receptors. Lastly, KLS-13019, but not CBD, attenuated the reinforcing effects of palatable food or morphine.

The following chart indicates opioid inhibition percentages for both CBD and KLS-13019

The study also reported the following conclusions and Implications:

•	KLS-13019 like CBD, prevented the development of CIPN, while KLS-13019 uniquely attenuated established CIPN. Because KLS-13019 binds to fewer biological targets, this will help to identifying molecular mechanisms shared by these two compounds and those unique to KLS-13019. Lastly, KLS-13019 may possess the ability to attenuate reinforced behaviour, an effect not observed in the present study with CBD.

EpidiolexÒ, a CBD based FDA Approved Drug to Treat Lennox-Gastaut Syndrome and Dravet Syndrome

To date there has been only one cannabidiol based medicament, EpidiolexÒ, approved for use in humans by the FDA. The drug, EpidiolexÒ, is used to treat seizures due to certain medical conditions (such as Lennox-Gastaut syndrome and Dravet syndrome). It is not known how this medication works for these seizures. CBD belongs to a class of drugs known as cannabinoids.

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

CBD is the active ingredient in EpidiolexÒ. The Warnings and Precautions on the Highlights of Prescribing information for EpidiolexÒ states among other things:

·	Hepatocellular Injury. EpidiolexÒ causes dose-related elevations of liver transaminases (alanine aminotransferase [ALT] and/or aspartate aminotransferase [AST]).
·	Transaminase elevations are dose-related. Overall ALT elevations greater than 3 times the upper limit of normal (ULN) were reported in 17% of patients taking EpidiolexÒ 20 mg/kg/day compared with 1% in patients taking EpidiolexÒ 10 mg/kg/day.
·	Somnolence and Sedation. EpidiolexÒ can cause somnolence and sedation. In controlled studies for Lennox-Gastaut Syndrome (LGS) and Dravet Syndrome (DS), the incidence of somnolence and sedation (including lethargy) was 32% in EpidiolexÒ treated patients, compared with 11% in patients on placebo and was dose-related (34% of patients taking EpidiolexÒ 20 mg/kg/day, compared with 27% in patients taking EpidiolexÒ 10 mg/kg/day.
·	EpidiolexÒ can cause hypersensitivity reactions.
·	EpidiolexÒ has drug interaction effects. Coadministration of EpidiolexÒ with Clobazam produces a 3-fold increase in plasma concentrations of N-desmethylclobazam, the active metabolite of clobazam (a substrate of CYP2C19).
·	Concomitant use of EpidiolexÒ and valproate increases the incidence of liver enzume elevations.
·	Concomitant use of EpidiolexÒ with other central nervous system (CNS) depressants may increase the risk of sedation and somnolence.

In Juvenile Animal Studies, administration of cannabidiol (subcutaneous doses of 0 or 15 mg/kg on Postnatal Days (PNDs) 4 – 6, followed by oral administration of 0, 100, 150, or 250 mg/kg on PNDs 7 – 77) to juvenile rats for 10 weeks resulted in increased body weight, delayed male sexual maturation, neurobehavioral effects (decreased locomotor activity and auditory startle habituation), increased bone mineral density, and liver hepatocyte vacuolation. A no-effect dose was not established. The lowest dose causing developmental toxicity in juvenile rats (15 sc/100 po mg/kg) was associated with cannabidiol exposures approximately 30 times that in humans at the recommended dose of 20 mg/kg/day.

Neuropathix Research and Development in Chemotherapy Induced Peripheral Neuropathy (“CIPN”)

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

$2.97 Million Grant Award from National Institutes of Health (“NIH”) – National Institute of Neurological Disorders and Stroke (“NINDS”) under the HEAL Initiative (“Helping to End Addiction Long-term”)

On September 28, 2021, the Company received a notice of award for a $2.97 million Phase 2 STTR Study Grant from the National Institutes of Health – National Institute of Neurological Disorders and Stroke under the HEAL Initiative (the “NIH-NINDS Study Grant Award”). The NIH-NINDS Study Grant Award is funded through the NIH HEAL Initiative (“Helping End Addiction Long-Term”) for Development of Therapies and Technologies Directed at Enhanced Pain Management. This NIH-NINDS Study Grant Award provides funding specifically in the further development of KLS-13019 for the treatment of chemotherapy induced neuropathic pain (“CIPN”). The grant award of $2.97 million sets forth the funding allocation of $977,054 in year 1; $991,944 in year 2; and $1,001,774 in year 3 and collectively budgets investigational new drug (“IND”) application enabling studies. IND enabling studies to be performed, include but are not limited to animal toxicity studies and drug compound scale up studies under chemistry manufacturing and controls. The NIH-NINDS Study Grant Award budget includes studies to be performed at Temple University; the University of Illinois; and Purisys (formerly, Noramco).

Of significant collateral importance is the current epidemic of opioid addiction and abuse by patients in the United States and around the globe. Adding to the equation is the off-label use of opioids and gabapentinoids for chronic and neuropathic pain as a result of the unmet medical need and no FDA approved non-opioid drug to treat chronic and neuropathic pain, specifically CIPN.

In December 2019, the Company’s wholly owned subsidiary, Kannalife Sciences, Inc. completed an NIH-NINDS phase 1 STTR study grant with Temple University.

Key preclinical animal testing findings of this study were as follows. KLS-13019 has excellent oral bioavailability (F%) 67% was observed in mice. In rat PK, F% was 16% in females and 8% in males. Further PK work in the rat will be done following formulation optimization. The Cmax and half-life of KLS-13019 is adequate in both mice and rats for twice a day treatment. In a separate mouse study, brain and plasma concentrations were equivalent after oral administration, boding well for in vivo efficacy after oral administration. Under the Phase 1 award, the efficacy of KLS-13019 was tested in a mouse model of CIPN as well as a mouse model of opioid reinforcement. It was determined that KLS-13019 was as potent as CBD in preventing the development of paclitaxel induced mechanical sensitivity and superior to CBD in its ability to reverse an established CIPN (Foss et al., 2020). Moreover, KLS13019 was also effective at preventing paclitaxelinduced mechanical sensitivity following oral administration.

To generate CIPN, male C57Bl/6 mice are injected with 8.0 mg/kg paclitaxel IP on alternating days for a total of 4 injections. For prevention studies, test compounds are administered 15 min prior to each paclitaxel injection. For reversal studies, test compounds are administered 2 weeks following paclitaxel administration, after mechanical sensitivity has developed. Mechanical sensitivity is determined by testing with von Frey filaments as described in Ward et al 2011. It was also determined that pretreatment with KLS-13019, but not CBD, attenuated motivated responding to receive infusions of morphine in mice trained to self-administer morphine under an operant procedure called progressive ratio responding. Taken together our results suggest that KLS-13019 may be effective in either preventing or reversing CIPN while having the added benefit of reducing the rewarding effects of prescription opioids.

In April 2021, a peer reviewed scientific research paper was published in the British Journal of Pharmacology (6 April 2021) titled “Behavioural and Pharmacological Effects of Cannabidiol (CBD) and the Cannabidiol Analogue KLS-13019 in Mouse Models of Pain and Reinforcement”. As indicated in the research paper, “The overarching goal of the experiments reported here was to determine the behavioural effects of KLS-13019, a structural analogue of CBD. Specifically, we aimed to determine whether KLS-13019 was as potent and effective as CBD at mitigating mechanical allodynia associated with paclitaxel treatment and whether it was efficacious following oral administration.”

Key findings in the report included the following:

•	CBD analogue KLS-13019 shows efficacy in an in vitro model of chemotherapy-induced peripheral neuropathy (CIPN).
•	KLS-13019 has the potentially to be a more potent, effective, orally bioavailable option to CBD.
•	In the present study, KLS-13019 reversed established CIPN at a minimal effective dose of 2.5 mg/kg-1 i.p. and p.o. These results indicate that in addition to the neuroprotective mechanisms of CBD and KLS-13019, such as regulation of mitochondrial Ca2+ handling (Brenneman et al., 2019), KLS-13019 may work through an additional, unique mechanism.
•	Based on the present opioid receptor binding data for KLS-13019 showing no appreciable ginding at m-, d- or k- opioid receptors at 10 mM, it is unlikely that these reversal effects were opioid receptor mediated.
•	In conclusion, these studies demonstrate that like CBD, KLS-13019 can prevent the development of mechanical sensitivity following paclitaxel administration in mice, including following oral administration.
•	While prevention of CIPN represents a significant unmet medical need, so does the treatment of existing CIPN for thousands of cancer survivors. The present results highlight the additional potential benefit of KLS-13019 in its ability to also reverse established paclitaxel-induced mechanical sensitivity, by extension underscoring the conclusion that KLS-13019 may work through unique mechanisms as compared with CBD in this model.
•	Lastly, KLS-13019 may possess the ability to attenuate reinforced behavior, an effect not observed in the present study with CBD.

Results from the Preclinical Screening Platform for Pain (“PSPP”)

In April 2020, the company’s wholly owned subsidiary, Kannalife Sciences, Inc. entered into an “Agreement for Submitting Your Asset to the Preclinical Screening Platform for Pain (PSPP) of the National Institute of Neurological Disorders and Stroke” (the “PSPP Agreement”). Critical resources on exploring the mechanism of action and assessment of drug-like actions of KLS-13019 have been provided to Kannalife by the Preclinical Screening Platform for Pain (PSPP) within NINDS.

With NIH HEAL (Helping to End Addiction Long-Term) Initiative support, NINDS has developed a Preclinical Screening Platform for Pain (PSPP) program to facilitate the identification of potential non-addictive treatments (small molecules, biologics, devices, or natural products) for acute and chronic pain conditions. The overall goal of the PSPP is to provide pain researchers from the academic and industry community with an efficient, rigorous one-stop in vivo screening resource to accelerate efficacy profiling and identification of alternatives to opioid analgesics. PSPP conducts an assessment of in vitro and pharmacokinetic profiles, side effect profiles, abuse liability, and efficacy in models relevant to human pain conditions.

A summary of the tier 1 PSPP study included a screen of targets related to pain are as follows. Results from the early tier 1 studies of KLS-13019 under the PSPP has provided valuable data from their screening of 78 pain-related targets. This screening was not only valuable in identifying potential targets, insight into potential sides effects also were obtained, including all of the opiate receptors. The results of this screen indicated KLS-13019 was a remarkably “clean” compound in that none of the 78 targets exhibited high affinity functional activity (EC50 < 100 nM). Low affinity responses (EC50 10-50 µM) were observed for 5HT-3A, COX1 and COX2. KLS-13019 showed a weak activity at the GABA-A α1/β2/γ2 subtype, producing a 14 and 62% increase in the response to an EC20 of GABA at 1 and 10 µM, respectively. KLS-13019 was tested in the positive allosteric mode for the delta, kappa and mu opioid receptors in the presence of an EC20 of agonist. KLS-13019 exhibited only low potency, with EC50 values between 24 and 38 µM for the opiate receptors.

Neuropathix Novel Drug Compounds

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

Acquisition of AND Compounds

On November 17, 2020, the Company signed a binding letter of intent to acquire certain technology described in a patent estate PCT WO2012/074784 A2 – “Novel Fluorinated Sulfamides Exhibiting Neuroprotective Action and Their Method of Use”; and US Patent 8,609,849 – “Novel Hydroxylated Sulfamides Exhibiting Neuroprotective Action and Their Method of Use (the “AND Compounds”). On December 18, 2020, the Company completed the acquisition of the AND Compounds.

The AND Compounds, specifically AND-302, are novel potent neuroprotective sulfamide based drug candidates that have been shown in advanced preclinical discovery efforts to protect against glutamate toxicity, prevent the accumulation of reactive oxygen species (ROS), have a high therapeutic index in a refractory epilepsy test at 6 Hz and show neuroprotective efficacy in the sub-nanomolar range, approximately 1,000 times more potent than current standard of care anti-epileptic drugs (carbamazepine, lamotrigine and topiramate).

Comparative and Distinguishing Characteristics	AND-302	Standard of Care AEDs*
Potent Neuroprotection against Glutamate Toxicity	0.1-1 nM	100 mM-1 mM
Prevention of Reactive Oxygen Species Accumulation	0.1 nM	None reported
High Therapeutic Index in a Refractory Epilepsy test (6-Hz)	12	0-.5
Disease-modifying Potential	Yes	None reported

Key highlights underlying the AND Compounds include:

•	Validated in Phase 1 NIH SBIR Study Grant
•	Over $1.5 million invested to date
•	Patented technology
•	Wide therapeutic index
•	Better dose response curve than AEDs*
•	Non ion channel blocking –

• unlike gabapentinoids – Gabitril® (tiagabine)

•	High potential in refractory epilepsy model –

• hippocampal kindling validated

•	Non dopamine (no dopaminergic effects –

• no dopey feel – Topamax® (topiramate)

We believe these product candidates will provide new treatment options for patients, as well as additional treatment options for patients not currently receiving adequate relief from current treatment regimens.

We are still conducting pre-clinical studies and have not yet commenced our clinical program or tested KLS-13019 or KLS-13023 in humans. For KLS-13019, we plan to conduct Phase 1, and possibly Phase 2, clinical trials in either the U.S. or Australia, subject to applicable regulatory approval. We plan to conduct our Phase 1 clinical trials for KLS-13023 in either the U.S. or Australia, subject to applicable regulatory approval. We plan to submit New Drug Applications (“NDAs”) for KLS-13019 and KLS-13023 to the FDA upon completion of Phase 3 clinical trials, regardless of where the Company conducts Phase 1 and Phase 2 clinical trials.. We expect to initiate clinical trials for KLS-13019 and KLS-13023 in the first half of 2022.

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

In preclinical studies performed pursuant to a small business technology transfers (“STTR”) agreement between us, and Temple University, funded by the National Institutes of Health – National Institute on Drug Abuse (“NIH-NIDA”), our research and results are the subject of two peer reviewed scientific publications in the Journal of Molecular Neuroscience, and one peer reviewed scientific publication in the British Journal of Pharmacology. These peer reviewed publications have described how KLS-13019, is superior to CBD and morphine in the potential to prevent and reverse neuropathic pain caused by paclitaxel, a chemotherapeutic agent used to treat breast, ovarian and non-small cell lung cancer. (See: Business – Preclinical Studies for more information).

The Company is currently in the midst of performing certain IND enabling studies, that include but are not limited to:

•	Process Development, Analytical Method Development and Scale Up Production of Non-GMP KLS-13019 from 25 grams to 400 grams.
•	Animal models of drug discrimination.
•	HPLC method development and validation for formulations.
•	LC-MS/MS Method development and validation for rat and dog toxicology.
•	Non-GLP rat acute and 7-day repeated oral dose toxicity and toxicokinetics.
•	GLP rat 28-day repeat oral dosing in with TK, NCS safety, and histopathology.
•	Non-GLP acute 7-day toxicokinetic dog study.
•	Formulatin development, analytical, and stability studies.
•	In house biomarker evaluation, chemical development and reference standard synthesis.
•	GLP cardiac and respiratory safety pharmacology in dogs.
•	GLP Dog 28-day repead dose oral toxicity and toxicokinetics.
•	Non-GMP preparation of three formulations, stability, and PK evaluation in rats.

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

OTC Solutions for Topical Use

In mid 2019, we began screening and conducting preliminary research and development of some of our patented, proprietary cannabidiol-derived NCEs for use as active pharmaceutical ingredients (APIs) in topical solutions, ointments, and creams for various skin disorders such as eczema, psoriasis, radiation dermatitis and excessive UVB radiation.

These disorders general

ly lead to symptoms including neuropathies, inflammation and itch. The Company believes that successful development of its topical APIs can be useful as anti-pruritics, also known as anti-itch drugs and medications that inhibit the itching often associated with a variety of disorders and diseases.

We are considering commercialization routes that include, but are not limited to, filing an FDA Monograph and/or pursing a path to the marketplace through International Nomenclature of Cosmetic Ingredients (“INCI”) certification and registration with the Personal Care Products Council (“PCPC”).

In preclinical testing, KLS-13022, a molecules covered under Pat. 9,611,213 was screened for neuroprotection and may have the potential mechanism of action for reducing inflammation, neuropathic pain and itch. This molecule indicated that it is more soluble than CBD, also deemed a neuroprotectant with potential anti-inflammatory properties. A molecule that is potentially more water soluble than CBD in this regard may be good candidate(s) for use in topical applications.

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

The Company has completed the following relating to KLS-13022:

•	Preclinical screening for consumer OTC cosmetic use under CFR 21.
•	Application to International Nomenclature of Cosmetic Ingredients (INCI) completed to receive a compound nomenclature for KLS-13022 - Limonenyldihydroxybenzyl Ethoxycarbonyl Azetidine (LEAÔ).
•	Received a registered trademark from the U.S. Patent and Trademark Office (“USPTO”) for AtopidineÔ, to be used as a branded product as a relief cream, containing LEA, to treat inflammatory disorders like eczema, psoriasis, radiation dermatitis and excessive UVB radiation (post sun burn).

Based on preclinical testing of LEAÔ versus CBD (cannabidiol) in cultured human epidermal keratinocytes:

•	LEAÔ provided better anti-inflammatory activity compared to CBD for TNFa, IL-6 and significantly more potent that CBD for IL-1b inhibition in UVB irradiation induced inflammation.
•	LEAÔ decreased CXCL5 levels by 100% after UVB irradiation with IC50 of 0.05 mM. (CXCL5 is a small cytokine belonging to the chemokine family known as epithelial-derived neutrophil-activating peptide 78 (ENA-78). It is produced following the stimulation of cells with the inflammatory cytokines TNFa and IL-1b.)
•	LEAÔ decreases levels of four (4) inflammatory mediators at concentrations > 65 times less than toxic levels.
•	LEAÔ is an antioxidant that does not exhibit cellular irritation and is locally restricted in its action (antioxidant activity of EC50 at 25 mM).

The Company has completed formulation of a topical relief cream for use as an OTC cosmetic skin care product to be marketed under the trade name of AtopidineÔ and LEAÔ.

On August 16, 2021, the Company established and incorporated a new wholly owned subsidiary named Dermique Incorporated (“Dermique”). Dermique was established by the Company to hold, operate and commercialize all intellectual property associated with Kannalife Sciences’ previous research and development efforts to create and commercialize novel therapeutic topical over-the-counter cosmeceutical compounds to treat a variety of skin disorders, including but not limited to atopic dermatitis.

Hepatic Encephalopathy (“HE”)

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

Opioid Crisis in America

The Centers for Disease Control released a report on November 17, 2021 that indicate there were and estimated 100,306 drug overdose deaths in the United States during 12-month perioed ending in April 2021, an increase of 28.5% from 78,056 deaths during the same period the year before (CDC/NCHS, National Vital Statistics System, Mortality 2021). The misuse of and addiction to opioids—including prescription pain relievers, heroin, and synthetic opioids such as fentanyl – is a serious national crisis that affects public health as well as social and economic welfare. The Centers for Disease Control and Prevention estimates that the total economic burden of prescription opioid misuse alone in the United States is $78.5 billion a year, including the costs of healthcare, lost productivity, addiction treatment, and criminal justice involvement. (Med Care 2016; 54(10).

 Opioids and Pain – Pain and Addiction

According to a February 2018 research report from BIO, “The State of Innocation in Highly Prevalent Chronic Diseases – Volume II: Pain and Addiction Therapeutics”, the report states that:

•	Chronic pain affects as many as 100 million people in the U.S. alone (Medical Expenditure Panel Survey – MEPS 2008).
•	Total economic and direct healthcare costs for treating pain in the U.S. have been estimated to be as high as $635 billion annually, higher than the costs for cancer, Alzheimer’s, or cardiovascular disease (Relieving Pain in America: A Blueprint for Transforming Prevention Care, education and Research, 2011).
•	Addiction to drugs and alcohol affects more than 23 million Americans and continues to rise, in part due to abuses of pain medications (Defining The Addiction Treatment Gap 2020).
•	Total economic and direct healthcare costs for substance abuse is an alarming $700 billion per year (Drugabuse.gov).

Key Takeaways from the BIO research report include:

•	There have been only two novel chemical entities FDA approved to treat pain over the past decade.
•	Private company investment, as measured by venture capital into U.S. companies with lead stage programs in pain, is 3.6% of total drug development venture funding. For venture funding of novel R&D. pain has received 17 times less venture capital than oncology over the last decade.
•	Venture investment for addiction drug R&D is nearly non-existent.

Research and Development Efforts Funded Through NIH-NINDS Under The HEAL Initiative

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

The Company’s lead compound, KLS-13019, has already gone through Tier 1 evaluation under the PSPP which, among other things, assesses targets and pharmacokinetics (PK) of KLS-13019 – compared against morphine and diazepam. Certain results from the Tier 1 screening report under the PSPP indicate that KLS-13019 has a low abuse potential and acceptable PK to move to Tier 2 studies for animal model assessment in pain and guardian behavior; wound healing and ability to recover; and Irwin testing for CNS toxicity. Tier 2 studies remain ongoing for KLS-13019 under the PSPP.

On September 28, 2021, the Company received a notice of award for a $2.97 million Phase 2 STTR Study Grant from the National Institutes of Health – National Institute of Neurological Disorders and Stroke under the HEAL Initiative (the “NIH-NINDS Study Grant Award”). The NIH-NINDS Study Grant Award is funded through the NIH HEAL Initiative (“Helping End Addiction Long-Term”) for Development of Therapies and Technologies Directed at Enhanced Pain Management. This NIH-NINDS Study Grant Award provides funding specifically in the further development of KLS-13019 for the treatment of chemotherapy induced neuropathic pain (“CIPN”). The grant award of $2.97 million sets forth the funding allocation of $977,054 in year 1; $991,944 in year 2; and $1,001,774 in year 3 and collectively budgets investigational new drug (“IND”) application enabling studies. IND enabling studies to be performed, include but are not limited to animal toxicity studies and drug compound scale up studies under chemistry manufacturing and controls. The NIH-NINDS Study Grant Award budget includes studies to be performed at Temple University; the University of Illinois; and Purisys (formerly, Noramco).

Corporate Strengths and Weaknesses

We believe that we offer the following key distinguishing characteristics:

•	We believe we are the first commercial drug discovery company in the cannabinoid therapeutics space to successfully synthesize CBD derived new chemical entities and pre-clinically test lead NCEs for potential treatment of oxidative stress related diseases, including OHE and CIPN.
•	We were the only commercial drug discovery company in the cannabinoid therapeutics space to license the ‘507 Patent, prior to its expiration, from NIH on two separate occasions.
•	We have completed pharmacokinetic and pharmacodynamic pre-clinical studies with high purity scale, pharmaceutical grade CBD and KLS-13019 for potential treatment of oxidative stress related disease – OHE and CIPN.
•	We anticipate commencing a Phase 1a trial in CIPN sometime in the 2nd quarter of 2024.
•	We anticipate commencing a Phase 1a trial in OHE sometime in the 3rd quarter of 2024.
•	We anticipate commencing a Phase 1a trial in Mild Traumatic Brain Injury in the 1st quarter of 2025.
•	We have a firm understanding of the mechanism of action of CBD and KLS-13019 in certain oxidative stress related disorders.
•	We believe we have a strong next generation intellectual property estate on cannabidiol derived NCEs. On this basis, we believe we can expand the approved indications KLS-13019 and develop additional cannabinoid therapeutic agents to add to our IP portfolio.
•	We believe that our pre-clinical drug development program points to a significant opportunity in cancer pain, a large market.
•	We believe that our pre-clinical drug development program points to a significant opportunity in opioid replacement / reduction market.

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

The current standard of care for patients suffering with OHE is 550mg of Xifaxan®, originally an antibiotic useful in treating traveler’s diarrhea and irritable bowel syndrome. Its exact mechanism of action is not known; however, it is theorized that Xifaxan® clinical activity may be attributed to effects on metabolic function of gut microbiota, rather than a change in the relative bacterial abundance. Currently, there is no drug in the market for OHE that is being used to treat the toxic effects on the hippocampus, the cognitive and behavioral dysfunction associated with OHE, and the action of neuroprotection from ammonia and ethanol toxicity.

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

Product Candidate	Target Indication	Delivery Method	Current Development Status	Expected Next Steps
KLS-13019	Chemotherapy Induced	Oral Gel Capsule	Preclinical	2Q24: Initiate Phase 1
Peripheral Neuropathy
	Mild Traumatic Brain Injury	Oral Gel Capsule	Preclinical	1Q25: Initiate Phase 1
KLS-13023	Overt Hepatic Encephalopathy	Oral Gel Capsule	Preclinical	3Q24: Initiate Phase 1
	Mild Traumatic Brain Injury	Oral Gel Capsule	Preclinical	1Q25: Initiate Phase 1

With respect to certain other proprietary compounds underlying Pat. 9,611,213, we plan on pursuing topical solutions as potential relief creams and/or ointments for neuropathic pain, anti-inflammation, anti-pruritic and skin ulcers. We are considering commercialization routes that include, but are not limited to, filing and FDA Monograph and have already pursued and completed a commercialization path to the marketplace having received INCI certification and registration with the PCPC for LEAÔ.

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

We believe that we will be able to raise sufficient capital to proceed forth with a Phase 1a human safety trial for the treatment of Chemotherapy Induced Peripheral Neuropathy. All preclinical work in this indication, including animal toxicity studies, are expected to be completed before the end of the third quarter 2023. We plan on entering into clinical trials sometime in the second quarter 2024.

Additionally, we believe that we will be able to raise sufficient capital to proceed forth with a Phase 1a human safety trial for the treatment of Overt Hepatic Encephalopathy. All preclinical work in this indication, including animal toxicity studies, are expected to be completed before the end of the first quarter 2024. We plan on entering into clinical trials sometime in the third quarter 2024.

We intend to seek additional capital to proceed with our business plan regarding additional drug pipeline opportunities.

We believe that our current relationships with Purisys, LLC (formerly known as Noramco) (“Purisys”), a supplier of bulk active pharmaceutical ingredients (APIs), specifically pharmaceutical grade CBD, and Catalent Pharma Solutions (“Catalent”), a manufacturer of formulated and packaged pharmaceuticals, will enable us to meet our objectives in the production of target drug candidates that can be used in clinical trials and, beyond successful clinical trials, meet patient demand in commercial sales for each of our target disease indications.Estimated Costs for CIPN Clinical Trials – Phase 1a through Phase 2b

We have estimated that the cost of a Phase 1a and 1b trials, limited to 40 patients in each trial will will cost approximately $1,050,000 and $1,2500,000, respectively. The Company anticipates that a Phase 2a trial limited to 180 patients will cost approximately $3,000,000, with a Phase 2b trial estimated at $4,500,000 for 180 patients. As part of our plans to initiate Phase 1 clinical trials in the U.S. or Australia. The benefit of commencing Phase 1 clinical trials in Australia is that the Australian government has provided incentives that provide for research and development rebates.

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

KLS-13023 is a formulation that does contain CBD. At present, CBD is deemed a Schedule 1 controlled substance by the U.S. Drug Enforcement Agency (“DEA”) under the CSA. Like the drug molecule EpidiolexÒ, which was recently approved by the FDA for marketing and sale for use in treating Dravet Syndrome and Lennox-Gasteau Syndrome (forms of child epilepsy), KLS-13023 would need to follow the guidance set forth by the CSA, complete a successful human clinical trial, and apply for rescheduling, as was the case with EpidiolexÒ, now a Schedule 5 drug, before it can be sold and marketed to the public.

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

The active pharmaceutical ingredient (“API”) found in KLS-13023 is highly purified pharmaceutical grade synthetic CBD produced by Purisys and currently under drug master file with the FDA. Purisys (formerly, Noramco) has been manufacturing cannabidiol since 2016 (DMF33223). Today, through our partnership with Purisys, we have the ability to produce on the largest commercial scale. Purisys’ ultra-high purity CBD (“Purisys CBD”) is attractive for drug development projects and falls significantly below the 0.3% THC limits set in the 2018 Farm Bill for use in consumer products. Purisys’ patent-protected manufacturing process produces a consistently odorless, tasteless white powder highest-purity form of CBD that exhibits:

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

A summary of the Company’s patents and status to each such patent is as set forth below:

TITLE	COUNTRY	STATUS	APPLICATION NUMBER	DATE FILED	PATENT NUMBER	GRANT DATE
FUNCTIONALIZED 1,3-BENZENE DIOLS AND THEIR METHOD OF USE FOR THE TREATMENT OF INFLAMMATION AND PAIN	PCT	Pending	PCT/US2022/014557	31-Jan-2022
USE OF CERTAIN PHOSPHATIDYLCHOLINES CONTAINING LONG CHAIN POLYUNSATURATED FATTY ACIDS AS NEUROPROTECTIVE AGENTS	US	Pending	17/622,861	26-Dec-2021
FUNCTIONALIZED 1,3-BENZENE DIOLS AND THEIR METHOD OF USE FOR THE TREATMENT OF INFLAMMATION AND PAIN	US	Completed	63/144,471	1-Feb-2021
FUNCTIONALIZED 1,3-BENZENE DIOLS AND THEIR METHOD OF USE FOR THE TREATMENT OF RADIATION DERMATITIS AND OTHER SKIN DISORDERS	PCT	Published	PCT/US2020/060587	13-Nov-2020
USE OF CERTAIN PHOSPHATIDYLCHOLINES CONTAINING LONG CHAIN POLYUNSATURATED FATTY ACIDS AS NEUROPROTECTIVE AGENTS	Brazil	Abandoned	BR 11 2021 026514 7	26-Jun-2020
USE OF CERTAIN PHOSPHATIDYLCHOLINES CONTAINING LONG CHAIN POLYUNSATURATED FATTY ACIDS AS NEUROPROTECTIVE AGENTS	Canada	Pending		26-Jun-2020
USE OF CERTAIN PHOSPHATIDYLCHOLINES CONTAINING LONG CHAIN POLYUNSATURATED FATTY ACIDS AS NEUROPROTECTIVE AGENTS	China	Abandoned		26-Jun-2020
USE OF CERTAIN PHOSPHATIDYLCHOLINES CONTAINING LONG CHAIN POLYUNSATURATED FATTY ACIDS AS NEUROPROTECTIVE AGENTS	Japan	Abandoned	2021-578018	26-Jun-2020
USE OF CERTAIN PHOSPHATIDYLCHOLINES CONTAINING LONG CHAIN POLYUNSATURATED FATTY ACIDS AS NEUROPROTECTIVE AGENTS	PCT	Published	PCT/US2020/039860	26-Jun-2020
FUNCTIONALIZED 1,3-BENZENE DIOLS AND THEIR METHOD OF USE FOR THE TREATMENT OF RADIATION DERMATITIS AND OTHER SKIN DISORDERS	US	Completed	62/934,861	13-Nov-2019
USE OF CERTAIN PHOSPHATIDYLCHOLINES CONTAINING LONG CHAIN POLYUNSATURATED FATTY ACIDS AS NEUROPROTECTIVE AGENTS	US	Completed	62/866,938	26-Jun-2019
METHOD FOR TREATING HEPATIC ENCEPHALOPATHY OR A DISEASE ASSOCIATED WITH FREE RADICAL MEDIATE STRESS AND OXIDATIVE STRESS WITH NOVEL FUNCTIONALIZED 1,3-BENZENE DIOLS	US	Issued	15/436,956	20-Feb-2017	10004722	Jun 26, 2018
NOVEL FUNCTIONALIZED 1,3-BENZENE DIOLS AND THEIR METHOD OF USE FOR THE TREATMENT OF HEPATIC ENCEPHALOPATHY	US	Issued	14/781,081	29-Sep-2015	9611213	Apr 04, 2017
NOVEL FUNCTIONALIZED 1,3-BENZENE DIOLS AND THEIR METHOD OF USE FOR THE TREATMENT OF HEPATIC ENCEPHALOPATHY	Australia	Issued	2015204609	9-Jan-2015	2015204609	Feb 20,2020
NOVEL FUNCTIONALIZED 1,3-BENZENE DIOLS AND THEIR METHOD OF USE FOR THE TREATMENT OF HEPATIC ENCEPHALOPATHY	Belgium	Issued	15734870.7	9-Jan-2015	3094318	Feb 19, 2020
NOVEL FUNCTIONALIZED 1,3-BENZENE DIOLS AND THEIR METHOD OF USE FOR THE TREATMENT OF HEPATIC ENCEPHALOPATHY	Brazil	Pending	BR112016016138-6	9-Jan-2015
NOVEL FUNCTIONALIZED 1,3-BENZENE DIOLS AND THEIR METHOD OF USE FOR THE TREATMENT OF HEPATIC ENCEPHALOPATHY	Canada	Issued	2,936,506	9-Jan-2015	2936506	Feb 23, 2021
FUNCTIONALIZED 1, 3-BENZENE DIOLS AND THEIR METHOD OF USE FOR THE TREATMENT OF HEPATIC ENCEPHALOPATHY	China	Issued	201580013646.6	9-Jan-2015	ZL201580013646.6	Dec 03, 2019
NOVEL FUNCTIONALIZED 1,3-BENZENE DIOLS AND THEIR METHOD OF USE FOR THE TREATMENT OF HEPATIC ENCEPHALOPATHY	Denmark	Issued	15734870.7	9-Jan-2015	3094318	Feb 19, 2020
NOVEL FUNCTIONALIZED 1,3-BENZENE DIOLS AND THEIR METHOD OF USE FOR THE TREATMENT OF HEPATIC ENCEPHALOPATHY	European Patent Office	Issued	15734870.7	9-Jan-2015	3094318	Feb 19, 2020
NOVEL FUNCTIONALIZED 1,3-BENZENE DIOLS AND THEIR METHOD OF USE FOR THE TREATMENT OF HEPATIC ENCEPHALOPATHY	France	Issued	15734870.7	9-Jan-2015	3094318	Feb 19, 2020
NOVEL FUNCTIONALIZED 1,3-BENZENE DIOLS AND THEIR METHOD OF USE FOR THE TREATMENT OF HEPATIC ENCEPHALOPATHY	Germany	Issued	15734870.7	9-Jan-2015	3094318	Feb 19, 2020
NOVEL FUNCTIONALIZED 1,3-BENZENE DIOLS AND THEIR METHOD OF USE FOR THE TREATMENT OF HEPATIC ENCEPHALOPATHY	India	Issued	201617027528	9-Jan-2015	382465	Nov 24, 2021
NOVEL FUNCTIONALIZED 1,3-BENZENE DIOLS AND THEIR METHOD OF USE FOR THE TREATMENT OF HEPATIC ENCEPHALOPATHY	Ireland	Issued	15734870.7	9-Jan-2015	3094318	Feb 19, 2020
NOVEL FUNCTIONALIZED 1,3-BENZENE DIOLS AND THEIR METHOD OF USE FOR THE TREATMENT OF HEPATIC ENCEPHALOPATHY	Italy	Issued	15734870.7	9-Jan-2015	3094318	Feb 19, 2020
NOVEL FUNCTIONALIZED 1,3-BENZENE DIOLS AND THEIR METHOD OF USE FOR THE TREATMENT OF HEPATIC ENCEPHALOPATHY	Japan	Issued	2016-547058	9-Jan-2015	6486950	Mar 01, 2019
FUNCTIONALIZED 1,3-BENZENE DIOLS AND THEIR METHOD OF USE FOR THE TREATMENT OF HEPATIC ENCEPHALOPATHY	Macao	Pending	J/4044	9-Jan-2015
NOVEL FUNCTIONALIZED 1,3-BENZENE DIOLS AND THEIR METHOD OF USE FOR THE TREATMENT OF HEPATIC ENCEPHALOPATHY	Netherlands	Issued	15734870.7	9-Jan-2015	3094318	Feb 19, 2020
NOVEL FUNCTIONALIZED 1,3-BENZENE DIOLS AND THEIR METHOD OF USE FOR THE TREATMENT OF HEPATIC ENCEPHALOPATHY	PCT	Closed	PCT/US15/10827	9-Jan-2015
NOVEL FUNCTIONALIZED 1,3-BENZENE DIOLS AND THEIR METHOD OF USE FOR THE TREATMENT OF HEPATIC ENCEPHALOPATHY	Russian Federation	Issued	2016133213	9-Jan-2015	2676475	Dec 29, 2018
NOVEL FUNCTIONALIZED 1,3-BENZENE DIOLS AND THEIR METHOD OF USE FOR THE TREATMENT OF HEPATIC ENCEPHALOPATHY	Spain	Issued	15734870.7	9-Jan-2015	3094318	Feb 19, 2020
NOVEL FUNCTIONALIZED 1,3-BENZENE DIOLS AND THEIR METHOD OF USE FOR THE TREATMENT OF HEPATIC ENCEPHALOPATHY	Sweden	Issued	15734870.7	9-Jan-2015	3094318	Feb 19, 2020
NOVEL FUNCTIONALIZED 1,3-BENZENE DIOLS AND THEIR METHOD OF USE FOR THE TREATMENT OF HEPATIC ENCEPHALOPATHY	Switzerland	Issued	15734870.7	9-Jan-2015	3094318	Feb 19, 2020
NOVEL FUNCTIONALIZED 1,3-BENZENE DIOLS AND THEIR METHOD OF USE FOR THE TREATMENT OF HEPATIC ENCEPHALOPATHY	Turkey	Issued	15734870.7	9-Jan-2015	3094318	Feb 19, 2020
NOVEL FUNCTIONALIZED 1,3-BENZENE DIOLS AND THEIR METHOD OF USE FOR THE TREATMENT OF HEPATIC ENCEPHALOPATHY	United Kingdom	Issued	15734870.7	9-Jan-2015	3094318	Feb 19, 2020
NOVEL FUNCTIONALIZED 1,3-BENZENE DIOLS AND THEIR METHOD OF USE FOR THE TREATMENT OF HEPATIC ENCEPHALOPATHY	US	Expired	61/926,869	13-Jan-2014
NOVEL FUNCTIONALIZED 1,3-BENZENE DIOLS AND THEIR METHOD OF USE FOR THE TREATMENT OF HEPATIC ENCEPHALOPATHY	Colombia	Unfiled
PROCESS FOR SYNTHESIZING CANNABINOIDS AND DERIVATIVES THEREOF	US	Unfiled
METHOD FOR TREATING PERIPHERAL NEUROPATHIC PAIN	US	Unfiled
27

PRE-CLINICAL DRUG DISCOVERY

Since inception in 2010, our primary drug discovery plans have revolved around neuroprotection and the use of CBD as well as the development of proprietary CBD-derived molecules as target drug candidates to treat neurodegenerative and oxidative stress related diseases.

Historical Pre-clinical Discovery Efforts

Our research and development efforts at the Pennsylvania Biotechnology Center were originally centered on the creation of novel synthetic cannabinoid and cannabinoid-like molecules, the pre-clinical and in vitro efficacy of CBD, a non-psychotropic molecule, and the testing and control of our lead target drug candidates alongside CBD for the treatment of OHE and CTE.

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

Our lead target drug candidate was then analyzed using a mouse model to determine, among other things, blood brain barrier xs, tissue and organ distribution, bioavailability, administration (IV vs. Oral), spinal fluid concentration, and blood plasma concentration. A route of “administration” in pharmacology and toxicology is the path by which a drug, fluid, poison, or other substance is taken into the body. “Bioavailability” is a subcategory of absorption and relates to a fraction of an administered dose of a drug that reaches systemic circulation in the body. “Blood plasma concentration,” otherwise known as volume of distribution, is a theoretic concept that relates the amount of drug in the body (dose) to the concentration (C) of drug that is measured (in blood, plasma, and unbound in tissue water).

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

In summary, thioacetamide induced a robust, but variable, toxicity associated with cognitive impairment, morbidity, and mortality. KLS-13019, administered in the absence of thioacetamide, produced no negative behavioral or general health effects, and actually appeared to improve cognitive functioning in the behavioral task. The 5.0 mg/kg dose of KLS-13019 also significantly prevented thioacetamide-induced cognitive performance deficit, and the lower dose of 1.0 mg/kg showed a trend in this direction.

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

Neuropathix Early Studies on CBD

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

OHE is a known oxidative stress related disorder. Although ammonia is considered the main factor involved in the pathogenesis of OHE, it correlates well with the severity of OHE in acute liver failure, but not in chronic liver disease. Oxidative stress is another factor believed to play a role in the pathogenesis of this syndrome; it represents an imbalance between the production and neutralization of reactive oxygen species, which leads to cellular dysfunction (“Oxidative Stress: A Systemic Factor Implicated in the Pathogenisis of Hepatic Encephalopathy”, Metabolic Brain Disease, 28 June 2013, 175-178).

As part of our research and development efforts, we have sought to establish the pre-clinical efficacy of CBD, which, along with our novel and proprietary lead target molecules, have shown to have neuroprotective properties. From 2013 through 2019 we conducted preclinical evaluations and formulation of our CBD based target drug candidate, KLS-13023. These efforts involved a feasibility study with Catalent Pharma Solutions (“Catalent”) utilizing a highly purified pharmaceutical grade synthetic CBD produced by Purisys (formerly, Noramco) and currently under drug master file with the FDA. While we have evaluated CBD on its own, in a highly purified form, we plan on bringing a CBD based target drug therapeutic revolve around a formulated product in oral dose administration capsule (KLS-13023) and supported with additional intellectual property created by the Company.

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

On March 4, 2015, the Company and Catalent commenced the feasibility study named “Solution for Cannabidiol Softgel Feasibility.”

On March 16, 2015, we received notice from Catalent that the DEA advised them that the CBD drug code 7360 had been added to Catalent’s Schedule 1 registration and that a quota for a certain quantum of CBD was successfully submitted for the importation of 150 grams of 99.7% pure synthetic cannabidiol from Purisys (formerly, Noramco).

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

In late 2019, this novel formulation and feasibility study was completed at Catalent and also validated through repeated in vitro viability assays and pharmacology tests.

We are satisfied by the successful completion of the feasibility study with Catalent, and plan to perform additional research and development and further pre-clinical evaluation of KLS-13023 in mild traumatic brain injury (mTBI) animal models and move towards animal toxicity studies. Thereafter we plan on filing an IND application for KLS-13023 with the FDA. We have only committed to completing the feasibility study with Catalent, and are under no obligation to enter into a commercial drug manufacturing agreement with Catalent. After the completion of our feasibility study with Catalent, we currently believe that the logical next step in our commercial development plans for KLS-13023 is to engage with Purisys (formerly, Noramco) for the API supply of their highly purified pharmaceutical grade CBD and with Catalent as our contract drug manufacturer for KLS-13023.

CBD Reclassified by DEA for Epidiolex

 On September 27, 2018, in a significant decision relating to the classification of CBD, currently classified as a Schedule I narcotic by the DEA under the Controlled Substances Act, the Department of Justice and the DEA announced that EpidiolexÒ, the recently approved medication by the FDA, was being placed in Schedule V of the Controlled Substances Act, the least restrictive schedule of the CSA. On June 26, 2018, the FDA announced it approved EpidiolexÒ for the treatment of seizures associated with two rare and severe forms of epilepsy, Lennox-Gastaut syndrome and Dravet syndrome, in patients two years of age and older. EpidiolexÒ contains CBD. The CBD in EpidiolexÒ is extracted from the cannabis plant and is the first FDA-approved drug to contain a purified extract from the plant. Schedule V drugs represent the least potential for abuse. Schedule V drugs, substances, or chemicals are defined as drugs with lower potential for abuse than Schedule IV and consist of preparations containing limited quantities of certain narcotics.

We believe this was a significant reclassification that validates our efforts in the research and development of ethical pharmaceuticals containing CBD as an active pharmaceutical ingredient and reduces the regulatory and market risks associated with the use of CBD, still a Schedule I narcotic.

We have maintained since inception that the only clear path to reclassification is to follow the regulatory path of proving medical purpose through traditional Phase 1 through Phase 3 clinical trials. We believe that the approval of EpidiolexÒ by the FDA on June 26, 2018 and reclassification of CBD as it relates to EpidiolexÒ by the DEA on September 27, 2018, is clear evidence of the need to follow the regulatory path in order to meet the requirements of reclassification of a Schedule I controlled substance.

Neuropathix Strategic Third Party Business Relationships, Licenses and Joint Ventures

Natural Products Discovery Institute – Pennsylvania Biotechnology Center

In December 2013, we entered into a Materials Transfer and Testing Agreement (“MTTA”) with the Institute for Hepatitis and Virus Research and their division, the Natural Products Discovery Institute (“NPDI”), located at Pennsylvania Biotechnology Center in Doylestown, PA. The purpose of the MTTA, is, among other things, the research of original material made up of plants, plant matter, and plant extracts (the “Plant Materials”) to identify bioactive molecules contained in these Plant Materials which may lead to the commercial production of bioactive molecules. To date, we have screened one plant source and have fractionated extracts to determine its neuroprotective activity. This plant source and extracted material has shown a high degree of neuroprotectant factor in the face of ethanol and ammonium toxicity in neuronal cell cultures. We plan on furthering the commercial development of this material.

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

On March 10, 2021, we were notified that our resubmitted application received a summary review and impact/priority score of 20, which is considered by many to be exceptional and rare. This impact/priority score and summary attests to the novelty and advancement of our scientific discovery with KLS-13019.

On September 28, 2021, the Company received a notice of award for a $2.97 million Phase 2 STTR Study Grant from the National Institutes of Health – National Institute of Neurological Disorders and Stroke under the HEAL Initiative (the “NIH-NINDS Study Grant Award”). The NIH-NINDS Study Grant Award is funded through the NIH HEAL Initiative (“Helping End Addiction Long-Term”) for Development of Therapies and Technologies Directed at Enhanced Pain Management. This NIH-NINDS Study Grant Award provides funding specifically in the further development of KLS-13019 for the treatment of chemotherapy induced neuropathic pain (“CIPN”). The grant award of $2.97 million sets forth the funding allocation of $977,054 in year 1; $991,944 in year 2; and $1,001,774 in year 3 and collectively budgets investigational new drug (“IND”) application enabling studies. IND enabling studies to be performed, include but are not limited to animal toxicity studies and drug compound scale up studies under chemistry manufacturing and controls. The NIH-NINDS Study Grant Award budget includes studies to be performed at Temple University; the University of Illinois; and Purisys (formerly, Noramco).

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

Purisys, LLC (formerly, Noramco, Inc.)

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

Target 1: Hepatic Encephalopathy – $2+ Billion Market in the U.S.

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

It has been previously demonstrated that impairment of hepatocytes by ethanol is associated with the production of free radical and oxidative stress. The accumulation of these free radicals and oxidative stress contribute to cognitive impairment, learning deficits, memory impairment, as well as damage and death of neuronal tissue. An emerging concept is that blockade of free radical mediated stress and oxidative stress will prevent the neural damage associated with hepatic encephalopathy and prevent cognitive impairment, learning deficits, memory impairment, as well as damage and death of neuronal tissue associated with OHE.

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

Target 2: Chronic Traumatic Encephalopathy (CTE) – $2+ Billion Market in the U.S.

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

Target 3: Chemotherapy Induced Peripheral Neuropathy (CIPN) – $3+ Billion Market in U.S.

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

On March 10, 2021, we were notified that our resubmitted application received a summary review and impact/priority score of 20, which is considered by many to be exceptional and rare. This impact/priority score and summary attests to the novelty and advancement of our scientific discovery with KLS-13019.

On September 28, 2021, the Company received a notice of award for a $2.97 million Phase 2 STTR Study Grant from the National Institutes of Health – National Institute of Neurological Disorders and Stroke under the HEAL Initiative (the “NIH-NINDS Study Grant Award”). The NIH-NINDS Study Grant Award is funded through the NIH HEAL Initiative (“Helping End Addiction Long-Term”) for Development of Therapies and Technologies Directed at Enhanced Pain Management. This NIH-NINDS Study Grant Award provides funding specifically in the further development of KLS-13019 for the treatment of chemotherapy induced neuropathic pain (“CIPN”). The grant award of $2.97 million sets forth the funding allocation of $977,054 in year 1; $991,944 in year 2; and $1,001,774 in year 3 and collectively budgets investigational new drug (“IND”) application enabling studies. IND enabling studies to be performed, include but are not limited to animal toxicity studies and drug compound scale up studies under chemistry manufacturing and controls. The NIH-NINDS Study Grant Award budget includes studies to be performed at Temple University; the University of Illinois; and Purisys (formerly, Noramco).

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

PRIMARY TARGETS FOR TOPICAL MEDICAMENTS AND MARKET SIZE

The Company has completed formulation of a topical relief cream containing LEAÔ as the active pharmaceutical ingredient for use as an OTC cosmetic skin care product.

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

The Company has completed the following relating to LEATM (formerly, KLS-13022):

•	Preclinical screening for consumer OTC cosmetic use under CFR 21.
•	Application to International Nomenclature of Cosmetic Ingredients (INCI) completed to receive a compound nomenclature for KLS-13022 - Limonenyldihydroxybenzyl Ethoxycarbonyl Azetidine (LEA).
•	Received a registered trademark from the U.S. Patent and Trademark Office (“USPTO”) for LEATM, to be used as a branded product as a relief cream, containing LEA, to treat inflammatory disorders like eczema, psoriasis, radiation dermatitis and excessive UVB radiation (post sun burn).

Based on preclinical testing of LEATM versus CBD (cannabidiol) in cultured human epidermal keratinocytes the summary of findings were as follows:

•	LEATM provided better anti-inflammatory activity compared to CBD for TNFa, IL-6 and significantly more potent that CBD for IL-1b inhibition in UVB irradiation induced inflammation.
•	LEATM decreased CXCL5 levels by 100% after UVB irradiation with IC50 of 0.05 mM. (CXCL5 is a small cytokine belonging to the chemokine family known as epithelial-derived neutrophil-activating peptide 78 (ENA-78). It is produced following the stimulation of cells with the inflammatory cytokines TNFa and IL-1b.)
•	LEATM decreases levels of four (4) inflammatory mediators at concentrations > 65 times less than toxic levels.
•	LEATM is an antioxidant that does not exhibit cellular irritation and is locally restricted in its action (antioxidant activity of EC50 at 25 mM).
•	LEATM (3 μM) was non-toxic at the highest concentration in culture media after 24 hours incubation.
•	Alpha-tocopherol produced a modest anti-inflammatory effect (IL-6 inhibition = 46% at 10 μM).
•	LEATM provided a maximum 95% IL-6 inhibition with IC50 = 0.9 μM, suggesting a better UVA anti-inflammatory activity.

Based on these data, it was concluded that LEATM provided positive photoaging potential.

•	Franz Cell Dermal Penetration: LEATM penetrated through the viable skin (0.87-1.13%), the receptor solution (0.26-0.27%) and the stratum corneum (2.50-3.84%).
•	Modified Draize Human Repeat Insult Patch Test (HRIPT) In 53 Health Volunteers resulted in:
•	No adverse events or reactions were reported. 4 subjects withdrew for personal reasons.
•	Lighter Cream and Heavier Cream elicited no visible erythematous reactions during the induction phase of the study.
•	There were no questionable reactions during the challenge phase (days 38 and 40), supporting the assessment that the test articles have low potential for irritation and sensitization.

Based on these data it was concluded that the test articles can be considered as safe for use under the conditions of the study, and claims such as, “Dermatologically Tested”, “Clinically Tested”, “Kind to Skin” and “Safe for Skin” are substantiated.

Neuropathic Pain, Anti-Inflammation, Anti-Pruritic & Skin Ulcers

Target 1: Anti-Puritics (Anti-Itch) – $3.85 Billion Global Market in 2019

In 2019 it is estimated that the top ten product segments for use in U.S. pruritus therapeutics market accounted for USD$448.7 million in sales of products such as corticosteroids and antihistamines. The global compounded annual growth rate (“CAGR”) is expected to be 12.5% annually, which predicts a global market size of USD$10.97 billion by 2030, with U.S. sales estimated at USD$1.295 billion.

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

Target 4: Psoriasis – $5+ Billion Market in North America in 2019

Psoriasis is a common chronic skin disorder. It is also associated with several comorbidities, such as obesity, hypertension, psoriatic arthritis, depression, and diabetes. Psoriasis is characterized by skin flares and inflammation that vary in severity, from minor localized patches to substantial body surface involvement. Around 20% of diagnosed patients have moderate to severe psoriasis. In 2019 in the United States, psoriasis was a $8.48 billion market, of which 90% are from drugs targeting moderate to severe psoriasis patients where the skin manifestation affects more than 3% of the body. See Treatment of Psoriasis in Adults – Steven R. Feldman, MD, PhD, August 24, 2018. For such patients, psoriasis is often a debilitating condition impacting their quality of life and psychological well-being. Over the past decade, biologics have altered the landscape in the management of moderate to severe psoriasis by achieving improved skin clearance, control of symptoms and quality of life for hundreds of thousands of individuals affected.

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

If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may, among other things:

•	issue untitled letters or warning letters;
•	mandate modifications to promotional materials or require us to provide corrective information to healthcare practitioners;
•	require us to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for non-compliance;
•	seek an injunction or impose civil or criminal penalties or monetary fines;
•	suspend or withdraw regulatory approval;
•	suspend any ongoing clinical trials;
•	refuse to approve pending applications or supplements to applications filed by us;
•	or require us to initiate a product recall.

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

The active pharmaceutical ingredient (“API”) found in KLS-13023 is highly purified pharmaceutical grade synthetic CBD produced by Purisys. Purisys has been manufacturing cannabidiol since 2016 (DMF33223). Today, through our partnership with Purisys, we have the ability to produce on the largest commercial scale. Purisys’ ultra-high purity CBD (“Purisys CBD”) is attractive for drug development projects and falls significantly below the 0.3% THC limits set in the 2018 Farm Bill for use in consumer products. Purisys’ patent-protected manufacturing process produces a consistently odorless, tasteless white powder highest-purity form of CBD that exhibits:

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

In February 2016, the Australian Federal Government passed legislation that amended the Narcotic Drugs Act, allowing the supply of suitable medicinal cannabis products for the management of painful and chronic conditions. This legislation does not relate to the decriminalization of cannabis for general cultivation or recreational use and it does not include the provision of medicinal grade herbal cannabis, only processed, non-smokable medicinal grade products’

Much of the detail remains unclear. For example, the legislation does not specify which products will be covered under the amendment, and it does not specify which particular conditions or symptoms will be eligible for treatment with cannabis-based products. Before products can be prescribed, they must be registered with the Therapeutic Goods Administration (TGA) or, in rare circumstances, receive special approval from the TGA. The registration process requires evidence of testing and efficacy and it is therefore unlikely Australia will see a TGA registered medicinal cannabis product that GPs can prescribe any time soon. Whilst there are currently no cannabis-based products that are lawfully produced in Australia, the medicinal use of pharmaceutical products containing cannabinoids is not prohibited, as long as authorization for prescribing is granted from the Commonwealth Therapeutic Goods Administration and at this point in time, NSW Health.

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

Employees

We currently have six full time employees. We plan to increase the number of employees in the areas of regulatory affairs, clinical research and testing, and marketing in 2021. There are no collective-bargaining agreements with our employees, and we have not experienced work interruptions or strikes. We believe our relationship with employees is good and we provide health and life insurance for all employees.

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

We are a preclinical stage specialty pharmaceutical company, engaged in developing next-generation synthetic cannabinoid therapeutics. Since our inception in August 2010, we have devoted substantially all of our resources to the development of our product candidates, KLS-13019 and KLS-13023. We have generated significant operating losses since our inception. Our losses for the years ended December 31, 2021 and 2020 were approximately $3.5 million and $4.5 million, respectively. As of December 31, 2021, we had an accumulated deficit of $16,564,350. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

On March 28, 2022, the report of our independent registered public accounting firm on our December 31, 2021 audited financial statements includes an explanatory paragraph referring to our ability to continue as a going concern. As of December 31, 2021 and 2020, we had cash balances of $15,677 and $21,874, respectively. Management plans to raise additional capital through the issuance of common stock shares through the sale of registered securities and private investment in public equity. We expect that between our existing cash, cash equivalents and cash raised through our debt offering we will be able to sufficiently fund our operations and capital requirements for the next 12 months. Additional funding will be required to continue our R&D and other operating activities, as we have not reached successful commercialization of our products. These circumstances cast significant doubt as to our ability to continue as a going concern.

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

As of December 31, 2021, we had $15,677 in cash and cash equivalents. As a result of receiving a $2.97 million NIH-NINDS grant in September 2021, we expect that between our existing cash, cash equivalents and continuing cash raises through our debt offering we will be able to sufficiently fund our operations and capital requirements through September 2024. We believe that these available funds will be sufficient to complete a Phase 1 clinical trials for KLS-13019 for patients with chemotherapy induced peripheral neuropathy. We anticipate, based on current estimates, that costs associated Phase 1 clinical trials for KLS-13019 will be approximately $2.3 million.

Our management believes that we will need to seek additional sources of capital to facilitate and carry out our business plan of proceeding with commencing Phase 1a, Phase 1b and Phase 2a clinical trials for KLS-13019 for patients with chemotherapy induced peripheral neuropathy; and commencing a Phase 1b clinical trial for KLS-13019 for patients suffering from the effects of mild traumatic brain injury; and commencing a Phase 1b clinical trial for KLS-13023 for patients suffering with OHE. The cost of commencing and conducting these trials will likely be in the tens of millions of dollars.

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

We have not begun clinical trials for any of our product candidates. While we expect to commence clinical trials in the U.S. or Australia in 2024 and/or 2025 for KLS-13019 and KLS-13023, we have limited resources to carry out these objectives. Our company has no history of conducting clinical trials, which is a time-consuming, expensive and uncertain process. In addition, while we have experienced management and expect to contract out many of the activities related to conducting clinical trials, we are a small company with only seven employees and therefore have limited internal resources both to conduct clinical trials and to monitor third-party providers. As our product candidates enter into and advance through preclinical studies and any clinical trials, we will need to expand our development, regulatory and manufacturing operations, either by expanding our internal capabilities or contracting with other organizations to provide these capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures.

Failures or delays in the completion of our preclinical studies or the commencement and completion of our planned clinical trials of KLS-13019 or KLS-13023 could result in increased costs to us and could delay, prevent or limit our ability to generate revenue and continue our business.

To date, we have not commenced any clinical trials for KLS-13019 or KLS-13023. Successful completion of such clinical trials is a prerequisite to submitting an NDA to the FDA or an MAA to the EMA. Clinical trials are expensive, difficult to design and implement, can take many years to complete, and are uncertain as to outcome. A product candidate can unexpectedly fail at any stage of clinical development. The historic failure rate for product candidates is high due to scientific feasibility, safety, efficacy, changing standards of medical care and other variables. We expect to initiate clinical trials for KLS-13019 and KLS-13023 in 2024 and/or 2025. However, we do not know whether our clinical trials will begin or be completed on schedule, if at all, as the commencement and completion of clinical trials can be delayed or prevented for a number of reasons, including, among others:

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

KLS-13023 is a formulation that does contain CBD. At present, CBD is deemed a Schedule 1 controlled substance by the U.S. Drug Enforcement Agency under the CSA. And like the drug molecule EpidiolexÒ, which was recently approved by the FDA for marketing and sale for use in treating Dravet Syndrome and Lennox-Gasteau Syndrome (forms of child epilepsy), KLS-13023 would need to follow the guidance set forth by the CSA, complete a successful human clinical trial and apply for rescheduling, as was the case with EpidiolexÒ, now a Schedule 5 drug.

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
70

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

71

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

72

KLS-13023 is a formulation that contains CBD. At present, CBD is deemed a Schedule 1 controlled substance by the DEA under the CSA. Like the drug molecule EpidiolexÒ, which was recently approved by the FDA for marketing and sale for use in treating Dravet Syndrome and Lennox-Gasteau Syndrome (forms of child epilepsy), KLS-13023 would need to follow the guidance set forth by the CSA, complete a successful human clinical trial and apply for rescheduling, as was the case with EpidiolexÒ, now a Schedule 5 drug.

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

We are aware of multiple companies that are working in the cannabis therapeutic area, including pharmaceutical companies such as GW Pharmaceuticals PLC (“GW”), which markets Sativex®, a botanical cannabinoid oral mucosal for the treatment of spasticity due to multiple sclerosis and which is also in development in neuropathic pain in several foreign countries and is seeking FDA approval in the United States, and is developing Epidiolex®, a liquid formulation of highly purified CBD extract, as a treatment for Dravet Syndrome, Lennox Gastaut Syndrome, and various childhood epilepsy syndromes; Insys Therapeutics, Inc., which was seeking FDA approval for an orally-administered liquid formulation of its synthetic CBD molecule as a treatment for Dravet’s Syndrome, Lennox Gastaut Syndrome, and other childhood epilepsy syndromes has filed for bankruptcy and sold their assets to Chilion Group Holdings US; and Nemus Bioscience, Inc., which is focused on the discovery, development and commercialization of cannabis therapeutics.

73

On September 27, 2018, the DOJ and DEA announced that Epidiolex®, the recently approved medication by the FDA, is being placed in Schedule V of the CSA, the least restrictive schedule of the CSA. On June 26, 2018, the FDA announced it approved Epidiolex® for the treatment of seizures associated with two rare and severe forms of epilepsy, Lennox-Gastaut syndrome and Dravet syndrome, in patients two years of age and older. Epidiolex® contains CBD. The CBD in Epidiolex® is extracted from the cannabis plant, and is the first FDA-approved drug to contain a purified extract from the plant. Schedule V drugs represents the least potential for abuse.

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
74

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

As of April 15, 2022, our executive officers, directors, and holders of 5.0% or more of our capital stock collectively beneficially owned approximately 65.53% of our voting stock. This concentration of ownership could harm the market price of our common stock by:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We do not own any real estate.

Our principal executive offices are located at 3805 Old Easton Road, Doylestown, PA 18902. Our telephone number at that address is (858) 883-2642. We have additional offices located at 4 Knoll Court, Lloyd Harbor, N.Y. 11743. On April 1, 2014, we entered into a one year lease arrangement for office space, with the option to renew the lease annually, which we have continued to do. The monthly rent payment is currently $5,600, and we provided a security deposit of $15,000. The lease has been renewed through May 2023 at $5,800 per month.

On September 15, 2015, we entered into a one year lease arrangement with the Bucks County Biotechnology Center, Inc. for additional office space in Doylestown, P.A, which lease is currently scheduled to expire on September 30, 2021. The monthly rent payment is $359, and we provided a security deposit of $183.

On February 1, 2018, we entered into a month to month lease arrangement with the Bucks County Biotechnology Center, Inc. for laboratory space. The monthly rent payment is $500.

On July 1, 2018, we entered into a one year lease arrangement with the Bucks County Biotechnology Center Inc. for additional office space, with the option to renew the lease annually. On September 1, 2018, we subleased this office space to a third party. The subleasee will pay 50% of the rent until expiration of lease on June 30, 2021. The monthly rent payment is $2,723, and we provided a security deposit of $2,121.

On June 30, 2021, we entered into a third amendment to lease agreement with the Bucks County Biotechnoogy Center, Inc. for additional laboratory and office space. This third amendment extends our lease in Doylestown, PA through June 30, 2024. The monthly rent payment for all office and laboratory space in Doylestown, PA is $6,023 per month.

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

	High	Low
Fiscal Year Ended December 31, 2021
First Quarter	$0.35	$0.108
Second Quarter	$0.171	$0.101
Third Quarter	$0.13	$0.04
Fourth Quarter	$0.038	$0.075
Fiscal Year Ended December 31, 2020
Fourth Quarter	$0.76	$0.14

Holders of Record

As of April 15, 2022, there were approximately 1,200 holders of record of our common stock. This number was derived from our shareholder records, and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

Recent Sales of Unregistered Securities

During the fourth quarter of 2021, the Company issued 598,385 shares of common stock to an investor for the conversion of $16,017 of principal and accrued interest.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and operating results together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis and other parts of this Annual Report on Form 10-K contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other parts of this annual report. The last day of our fiscal year is December 31. Our fiscal quarters end on March 31, June 30, September 30, and December 31, and our current fiscal year ended on December 31, 2021.

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

Kannalife Sciences was incorporated in the State of Delaware on August 11, 2010. Kannalife Sciences is a developmental stage phyto-medical/pharmaceutical and drug discovery company that specializes in the research, development of cannabinoid and cannabinoid-based therapeutic products derived from synthetic and botanical sources, including the Cannabis “taxa” (the word “taxa” is the plural of “taxon,” which defines a group of one or more populations of an organism or organisms to form a unit). On November 9, 2018, the Company filed an amendment to its certificate of incorporation with the Delaware Secretary of State to change its name to Kannalife, Inc. The Company concurrently submitted a request to FINRA for approval of the name change as well as a ticker symbol change to “KLFE,” and such action went effective on January 17, 2019.  Kannalife Sciences remains a wholly owned operational subsidiary of the Company.

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

On August 16, 2021, the Company established and incorporated a new wholly owned subsidiary named Dermique Incorporated (“Dermique”). Dermique was established by the Company to hold, operate and commercialize all intellectual property associated with Kannalife Sciences’ previous research and development efforts to create and commercialize novel therapeutic topical over-the-counter cosmeceutical compounds to treat a variety of skin disorders, including but not limited to atopic dermatitis.

Business Overview

As a result of the Share Exchange, our core businesses are comprised of the following:

•	A drug development company focused on the research and development (R&D) of synthetic and phyto-medical products from:

• naturally recurring sources, including but not limited to cannabis, hemp, and other similar species of plantae;

• semi-synthetic sources; and

• synthetic and bio-synthetic sources.

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

Phyto cannabinoids are a class of molecules derived from cannabis plants. The two primary cannabinoids contained in Cannabis are CBD and D9-tetrahydrocannabinol, or THC. Clinical and preclinical data suggest that CBD has positive effects on treating refractory epilepsy, FXS and arthritis, and THC has positive effects on treating pain. Interest in cannabinoid therapeutics has increased significantly over the past several years as preclinical and clinical data has emerged highlighting the potential efficacy and safety benefits of cannabinoid therapeutics. The cannabinoid therapeutics market is expected to grow significantly due to the potential benefits these products may provide over existing therapies.

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

In addition to the ACS publication, our research and development efforts with KLS-13019 were also the subject of peer reviewed, preclinical studies published in April 2021 in the British Journal of Pharmacology, “Behavioural and Pharmacological Effects of Cannabidiol (CBD) and the Cannabidiol Analogue KLS-13019 in Mouse Models of Pain and Reinforcement” reported the following key results:

•	Like CBD, KLS-13019 prevented the development of mechanical sensitivity associated with paclitaxel administration.
•	In contrast to CBD, KLS-13019 was also effective at reversing established mechanical sensitivity.
•	KLS-13019 significantly attenuated acetic acid-induced stretching and produced modest effects in the hot plate assay.
•	KLS-13019 was devoid of activity at μ-, δ- or κ-opioid receptors. Lastly, KLS-13019, but not CBD, attenuated the reinforcing effects of palatable food or morphine.

The following chart indicates opioid inhibition percentages for both CBD and KLS-13019

The study also reported the following conclusions and Implications:

KLS-13019 like CBD, prevented the development of CIPN, while KLS-13019 uniquely attenuated established CIPN. Because KLS-13019 binds to fewer biological targets, this will help to identifying molecular mechanisms shared by these two compounds and those unique to KLS-13019. Lastly, KLS-13019 may possess the ability to attenuate reinforced behaviour, an effect not observed in the present study with CBD. Clinical Timelines

As a result of the unprecedented effects of COVID-19, we have updated our clinical timelines to give effect to the significant interruption to business and financial operations worldwide as a result of the COVID-19 crisis. We will continue to monitor the progress of the shutdowns currently in effect, and revise our clinical timelines accordingly.

Product Candidate	Target Indication	Delivery Method	Current Development Status	Expected Next Steps
KLS-13019	Chemotherapy Induced	Oral Gel Capsule	Preclinical	2Q24: Initiate Phase 1
Peripheral Neuropathy
	Mild Traumatic Brain Injury	Oral Gel Capsule	Preclinical	1Q25: Initiate Phase 1
KLS-13023	Overt Hepatic Encephalopathy	Oral Gel Capsule	Preclinical	3Q24: Initiate Phase 1
	Mild Traumatic Brain Injury	Oral Gel Capsule	Preclinical	1Q25: Initiate Phase 1

With respect to certain other proprietary compounds underlying Pat. 9,611,213, we plan on pursuing topical solutions as potential relief creams and/or ointments for neuropathic pain, anti-inflammation, anti-pruritic and skin ulcers. We are considering commercialization routes that include, but are not limited to, filing and FDA Monograph and have already pursued and completed a commercialization path to the marketplace having received INCI certification and registration with the PCPC for LEAÔ.

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

We believe that we will be able to raise sufficient capital to proceed forth with a Phase 1a human safety trial for the treatment of Chemotherapy Induced Peripheral Neuropathy. All preclinical work in this indication, including animal toxicity studies, are expected to be completed before the end of the third quarter 2023. We plan on entering into clinical trials sometime in the second quarter 2024.

Additionally, we believe that we will be able to raise sufficient capital to proceed forth with a Phase 1a human safety trial for the treatment of Overt Hepatic Encephalopathy. All preclinical work in this indication, including animal toxicity studies, are expected to be completed before the end of the first quarter 2024. We plan on entering into clinical trials sometime in the third quarter 2024.

We intend to seek additional capital to proceed with our business plan regarding additional drug pipeline opportunities.

Components of Results of Operations

For the year ended December 31, 2021, our loss from operations was $2,940,636 and our net loss was $3,557,786. For the year ended December 31, 2020, our loss from operations was $4,473,728 and our net loss was $4,537,275. We expect to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability.

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

We incurred research and development expenses of $451,779 and $1,095,405 for the years ended December 31, 2021 and 2020, respectively.

We expect that our research and development expenses in 2022 and for the next several years will be higher than in 2021 as a result of the work needed for our expected initiation of our Phase 1 clinical trials of KLS-13019 and KLS-13023. These expenditures are subject to numerous uncertainties regarding timing and cost to completion. Completion of our preclinical development and clinical trials may take several years or more and the length of time generally varies according to the type, complexity, novelty and intended use of a product candidate. The cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development, including, among others:

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

We expect that our general and administrative expenses in 2022 and for the next several years will be higher than in 2021 as we increase our headcount. We also anticipate increased expenses relating to our operations as a public company, including increased costs for the hiring of additional personnel, and for payment to outside consultants, including lawyers and accountants, to comply with additional regulations, corporate governance, internal control and similar requirements applicable to public companies, as well as increased costs for insurance.

Interest Income (Expense), net

Interest income consists primarily of interest earned on our money market bank account. Interest expense consists of interest expense on our notes payable.

Income Taxes

As of December 31, 2021, we had approximately $8.8 million of federal operating loss carryforwards. These operating loss carryforwards will begin to expire in 2033. The Tax Reform Act of 1986, or the Act, provides for limitation on the use of net operating loss and research and development tax credit carryforwards following certain ownership changes (as defined by the Act) that could limit our ability to utilize these carryforwards. We may have experienced various ownership changes, as defined by the Act, as a result of past financings. Accordingly, our ability to utilize the aforementioned carryforwards may be limited. Additionally, U.S. tax laws limit the time during which these carryforwards may be applied against future taxes; therefore, we may not be able to take full advantage of these carryforwards for federal income tax purposes.

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

Derivative liabilities

FASB ASC 815, Derivatives and Hedging, requires all derivatives to be recorded on the consolidated balance sheet at fair value. As a result, certain derivative warrant liabilities (namely those with a price protection feature) are separately valued and accounted for on our balance sheet, with any changes in fair value recorded in earnings. On our consolidated balance sheets as of December 31, 2021 and 2020, we engaged a specialist who used the Monte Carlo model to estimate the fair value of these warrants. Key assumptions of the Monte Carlo model include the market price of our stock, the exercise price of the warrants, applicable volatility rates, risk-free interest rates, expected dividends and the instrument’s remaining term. These assumptions require significant management judgment. In addition, changes in any of these variables during a period can result in material changes in the fair value (and resultant gains or losses) of this derivative instrument.

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

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

Revenues

Revenues for the year ended December 31, 2021, was $183,477 compared to $0 for the year ended December 31, 2020. Revenues in 2021 was entirely related to work performed in connection with grants received.

Research and Development Expenses

Research and development expenses decreased by $643,626 or 59%, to $451,779 for the year ended December 31, 2021, from $1,095,405 for the twelve months ended December 31, 2020. The decrease was primarily due to large stock-based compensation related to option granted in the prior year.

General and Administrative Expenses

General and administrative expenses decreased by $705,989 or 21%, to $2,672,334 for the year ended December 31, 2021, from $3,378,323 for the twelve months ended December 31, 2020. This decrease was primarily due to decrease in funds during the year

Liquidity and Capital Resources

Since our inception in 2010, we have devoted most of our cash resources to research and development and general and administrative activities. We have financed our operations primarily with the proceeds from the sale of preferred stock and convertible promissory notes, state and federal grants and research services. To date, we have not generated any revenues from the sale of products, and we do not anticipate generating any revenues from the sales of products for the foreseeable future. We have incurred losses and generated negative cash flows from operations since inception. As of December 31, 2021, our principal sources of liquidity were our cash and cash equivalents, which totaled $15,677. Our working capital deficit was $2,844,637 at December 31, 2021.

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

Equity Financings

For the year ended December 31, 2021, we received net proceeds of $833,727 for the sale of common stock and $125,000 for the sale of convertible notes payable. For the year ended December 31, 2020, we received net proceeds of $852,150, respectively, from the sale of convertible notes and promissory notes.

Debt Financings

On July 26, 2021, the Company entered into a promissory note purchase agreement, with Cross & Company pursuant to which the purchaser agreed to purchase a promissory note in the principal amount of $100,000. The note matures on July 26, 2023. The note bears interest at 0.25% per annum. The note holds a right of offset for the holder of the note, whereby the holder shall have the right to offset any proceeds due to the Debtor for “Puts” delivered to Holder pursuant to a Equity Purchase Agreement by and between Holder and Debtor dated September 16, 2020. On July 26, 2021, Cross & Company exercised its right of offset under the promissory note agreement with the Company and the Company put 250,000 shares of its common stock to Cross & Company with net proceeds of $8,288. On August 10, 2021, Cross & Company exercised its right of offset under the promissory note agreement with the Company and the Company put 172,701 shares of its common stock to Cross & Company with net proceeds of $8,803. On October 1, 2021, the Company put 598,385 shares of common stock as part of a put agreement. An advance of $25,000 was received for the shares to be issued to the put holder Cross & Co. After the effect on the offsets, the promissory note has a remaining balance of $107,910 as of December 31, 2021.

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

We are currently raising capital and we anticipate raising funds sufficient to commence a Phase 1a and 1b clinical trials for KLS-13019 for patients with chemotherapy induced peripheral neuropathy. We anticipate, based on current estimates, that costs associated Phase 1a and 1b clinical trials for KLS-13019 will be approximately $2.30 million.

Management of the Company believes that it will need to seek additional sources of capital to facilitate and carry out its business plan of proceeding forth with commencing a Phase 2a clinical trial for KLS-13019 for patients with chemotherapy induced peripheral neuropathy; commencing a Phase 1a clinical trial for KLS-13019 for patients suffering from the effects of mild traumatic brain injury; and commencing a Phase 1a clinical trial for KLS-13023 for patients suffering with overt hepatic encephalopathy. The cost of commencing and conducting these trials will likely be in the tens of millions of dollars.

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

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the years ended December 31, 2021, and 2020.

	Years Ended December 31,
	2021	2020
Statement of Cash Flows Data:
Total net cash provided by (used in):
Operating activities	$(889,637)	$(944,198)
Investing activities	(6,522)	—
Financing activities	889,962	844,617
Decrease in cash	$(6,197)	$(99,581)

Operating Activities

Net cash used in operating activities for the year ended December 31, 2021 was $889,637, including $1,940,518 of net non-cash expenses and a $727,631 net change in operating assets and liabilities. The net noncash expenses were predominantly related to the stock-based compensation of $1,351,751, amortization of debt discount of $279,845 and change in fair value of derivative liabilities of $182,561. The change in operating assets and liabilities was primarily due to a $253,414 decrease in accounts payable and accrued expenses, a $330,948 increase in payroll and related liabilities and a $38,687 decrease in due to related party and prepaid expenses.

Net cash used in operating activities for the year ended December 31, 2020 was $944,198, including $2,990,990 of net non-cash expenses and a $602,087 net change in operating assets and liabilities. The net noncash expenses were predominantly related to the stock-based compensation of $1,722,600, non-cash interest expense of $432,170, amortization of debt discount of $376,661 and change in fair value of derivative liabilities of $752,495. The change in operating assets and liabilities was primarily due to a $338,145 increase in accounts payable and accrued expenses, a $136,033 increase in payroll and related liabilities and a $29,909 increase in due to related party and prepaid expenses.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2021 was $6,522. Cash was used for purchase of equipment.

There were no investing activities for the year ended December 31, 2020.

Financing Activities

For the year ended December 31, 2021, cash provided by financing activities was $889,962 compared to $844,617 for the year ended December 31, 2020. This was due to a significant increase of proceeds from common stock, convertible notes and repayment of convertible notes payable in 2021 from 2020.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of the Company’s audited consolidated financial statements for the fiscal years ended December 31, 2021 and 2020, begins on page F-1 of this Annual Report on Form 10-K.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2021, the Company’s internal control over financial reporting was ineffective for the purposes for which it is intended.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over our financial reporting as of December 31, 2021 and 2020, the Company determined that the following items constituted a material weakness:

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

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages, and positions of our executive officers and directors:

Name	Age	Position
Dean Petkanas	58	Chief Executive Officer and Chairman of the Board
Mark Corrao	64	Chief Financial Officer
Thomas Kikis	44	Chief Communications Officer and Director
Dr. William Kinney	64	Chief Scientific Officer
Robert Malasek	54	Director
Blake Schroeder	43	Director
Dr. Timothy R. Scott	69	Director

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

Code of Ethics

We have not adopted a written code of ethics due to our current limited resources, including human resources. If we expand our operations and hire more employees, we will consider adopting a written code ethics in the future.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth, for the fiscal years ended December 31, 2021 and 2020, the dollar value of all cash and noncash compensation earned by any person that was our principal executive officer, principal financial officer, and our two most highly compensated executive officers (other than our principal financial and executive officers), during the preceding fiscal year.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plane Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Dean Petkanas,	2021	240,000	—	—		144,565 (1)		—	—	—	384,565
Chief Executive Officer and Chairman	2020	240,000	—	180,000	(1)	—		—	—	—	420,000
Thomas Kikis,	2021	65,000	—	—		79,760	(1)	—	—	—	144,760
Chief Communications Officer and Director	2020	65,000	—	—		—		—	—	—	65,000
Mark Corrao,	2021	60,000	—	—		79,760	(1)	—	—	—	139,760
Chief Financial Officer	2020	60,000	—	—		—		—	—	—	60,000
William Kinney,	2021	30,000	—	—		89,730	(1)	—	—	—	119,730
Chief Scientific Officer	2020	30,000	—	—		—		—	—	—	30,000

(1) Represents the grant date fair value of restricted stock and stock options issued during the year ended December 31, 2021, calculated in accordance with ASC Topic 718. The assumptions used in the calculation of these amounts are included in Note 15 of the notes to the consolidated financial statements contained in this Annual Report on Form 10-K.

Narrative Disclosure to the Summary Compensation Table

Base Salary

See below for a detailed explanation of each named executive officer’s employment agreements, including the annual base compensation that each of such individuals is entitled to.

Stock Awards

During the year ended December 31,2021, the company’s CEO was issued 2,567,308 of common stock valued at $180,000 in lieu of deferred compensation.

Stock Options

On March 12, 2021, the Company granted options to purchase an aggregate of 7,350,000 shares of common stock at a price of $0.13 per share to our named executive officers and are exercisable for ten years. One quarter of these options vested on the grant day, and the remainder of the options vest equally over thirty-six (36) months starting March 12, 2021. These options were valued at $732,795 using a Black-Scholes Options Pricing Model.

On May 5, 2021, the Company granted options to purchase an aggregate of 200,000 shares of common stock at a price of $0.145 per share to one of our directors and are exercisable for ten years. One quarter of these options vested on the grant day, and the remainder of the options vest equally over thirty-six (36) months starting May 4, 2023. These options were valued at $28,900 using a Black-Scholes Options Pricing Model.

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

Outstanding Equity Incentive Awards at Fiscal Year-End

The following table provides information regarding the outstanding equity awards held by our named executive officers as of December 31, 2021. All awards were granted pursuant to the Company 2017 Equity Incentive Plan. See below for additional information.

Name and principal position	Grant Date (1)	Vesting Commencement Date	Number of securities underlying unexercised options (#) (exercisable)	Number of securities underlying unexercised options (#) (unexercisable)	Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Dean Petkanas	03/12/21	03/12/2021	412,500	1,037,500	—	$0.13	03/12/2031
Chief Executive Officer and Chairman
Thomas Kikis	03/12 /21	03/12/2021	366,667	433,333	—	$0.13	03/12/2031
Chief Communications Officer and Director
Mark Carrao	03/12/21	03/12/2021	366,667	433,333	—	$0.13	03/12/2031
Chief Scientific Officer
William Kinney	03/12/21	03/12/2021	412,500	487,500	—	$0.13	03/12/2031
Chief Scientific Officer

There were no stock options exercised during the fiscal year ended December 31, 2021, by the named executive officers named in the Summary Compensation Table.

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

On March 12, 2021, the Company amended the 2019 Plan to replace all references to “Kannalife” with “Neuropathix” and to increase the number of shares of common stock authorized for issuance under the Plan from 11,250,000 to 20,000,000. The 2019 Plan amendment was approved by the Company’s Board of Directors on March 12, 2021, but remains subject to shareholder approval, which the Company shall undertake to obtain as soon as reasonably practicable, but in no event later than one year from the amendment date. In the event that the Company does not obtain the requisite shareholder approval of the 2019 Plan amendment within one year, the 2019 Plan amendment shall not be effective. On March 11, 2022, the majority of shareholders of the Common Stock of the Company voted to ratify the 2019 Plan as amended.

Authorized Shares. As of December 31, 2021, a total of 13,000,000 shares of common stock were authorized under the 2019 Plan.

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

Compensation of Directors

The table below summarizes all compensation of our directors for the year ended December 31, 2021.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Malasek	—	—	$59,820	—	—	—	$59,820
Dean Petkanas	—	—	$144,565	—	—	—	$144,565
Thomas Kikis	—	—	$79,760	—	—	—	$79,760
Timothy Scott	—	—	$59,820	—	—	—	$59,820
Blake Schroeder	—	—	$88,720	—	—	—	$88,720

Although the Company does not have any current arrangements with respect to the consistent payment of its Directors, the Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of our Directors.

On March 12, 2021, the Company granted options to purchase 4,050,000 shares of common stock at a price of $0.13 per share to our Directors, which stock options are exercisable for ten years. One quarter of these options vested on the grant day, and the remainder of the options vest equally over thirty-six (36) months starting March 12, 2021. These options were valued at $179,459 using a Black-Scholes Options Pricing Model. Other than as set forth in the table above, the directors did not receive any other compensation for their services performed by them as directors of the Company during the year ended December 31, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our outstanding common stock, as of April 15, 2021 by: (i) each of our directors, (ii) each of our named executive officers (as defined by Item 402(a)(3) of Regulation S-K promulgated under the Exchange Act), (iii) all of our directors and named executive officers as a group, and (iv) each person known to us to beneficially own more than 5% of our outstanding Common Stock.

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

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		% of Total Voting Power
Name of Beneficial Owner (1)	Shares	%	Shares	%	Shares	%
5% or Greater Stockholders
Medical Marijuana, Inc.(2)	20,342,076	23.31					23.31
Kettner Investments, LLC (3)	6,817,067	7.81					7.81
Naturewell, Incorporated (11)	75,000	*	75	100			*
Directors and Executive Officers
Dean Petkanas (4)	23,060,952	26.42			75	100	26.42
Thomas Kikis (5)	5,454,125	6.25					6.25
Mark Corrao (6)	1,546,875	1.77					1.77
William Kinney (7)	1,526,875	1.75					1.75
Timothy R. Scott (8)	250,000	*					*
Robert Malasek (9)	250,000	*					*
Blake Schroeder (10)	250,000	*					*
All officers and directors as a group (7 persons) (12)	32,338,827	37.05					37.05

 ______________

* Less than 1%

(1)	3805 Old Easton Road, Doylestown, PA 18902, is the address for all stockholders in the table except otherwise stated below. Applicable percentages are based on 87,286,137 shares of our common stock, issued and outstanding as of April 15, 2021, 75 shares of our Series A Preferred Stock and 75 shares of our Series B Preferred Stock outstanding as of April 15, 2021, and are calculated as required by rules promulgated by the SEC.
(2)	Consists of 20,342,076 shares of common stock owned of record by Medical Marijuana, Inc. (OTC:MJNA). MJNA is a publicly-traded company. MJNA’s Executive Committee has joint voting and investment control of its portfolio investments, including Kannalife, Inc. The Executive Committee consists of three of MJNA’s board members: Chris Prine, Robert L. Cunningham and Timothy R. Scott, PhD. Each of these committee members disclaims beneficial ownership of MJNA’s portfolio securities, including Kannalife, Inc.
(3)	Consists of 6,817,067 shares of common stock owned of record by Kettner Investments, LLC. Kettner Investments, LLC is managed by its three Managers which share joint voting and investment control of the entity: John Huemoeller, Stuart W. Titus and Timothy R. Scott, PhD. Each of these managers disclaims beneficial ownership of Kettner’s portfolio securities, including Kannalife, Inc.
(4)	Consists of (i) 15,942,857 shares of common stock owned of record by Mr. Petkanas, (ii) 600,000 shares of common stock owned of record by Powerlife Phytomedical, LLC of which Mr. Petkanas exercises shared voting and investment control, (iii) 6,518,095 shares of common stock owned of record by Golden Gate Capital Partners, LLC of which Mr. Petkanas is the Managing Member and shares voting and investment control, and (iv) 75,000 shares of common stock issuable to Mr. Petkanas on conversion of the 75 shares of Series B Preferred Stock held by Mr. Petkanas individually.
(5)	Consists of 5,454,125 shares of common stock owned of record by Mr. Kikis individually.
(6)	Consists of 1,546,875 shares of common stock owned of record by Mr. Corrao individually.
(7)	Consists of 1,526,875 shares of common stock owned of record by Dr. Kinney individually.
(8)	Consists of 250,000 shares of common stock owned of record by Dr. Scott individually.
(9)	Consists of 250,000 shares of common stock owned of record by Mr. Malasek individually.
(10)	Consists of 250,000 shares of common stock owned of record by Mr. Schroeder individually.
(11)	Consists of 75,000 shares of common stock issuable to Naturewell, Incorporated on conversion of the 75 shares of Series A Preferred Stock held by Naturewell, Incorporated. Robert Plomgren is the Chief Executive Officer of Naturewell, Incorporated and possesses voting and investment control of the shares.
(12)	Consists of (i) 31,569,596 shares of common stock, and (ii) 75,000 shares of common stock issuable on conversion of the 75 shares of Series B Preferred Stock within 60 days of March 6, 2020 beneficially owned by our current directors and executive officers.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We describe below the transactions and series of similar transactions, since January 1, 2020, to which we were a party or will be a party, in which:

•	the amounts involved exceeded or will exceed $120,000; and
•	any of our directors, executive officers, holders of more than 5% of our capital stock or any member of their immediate family had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements with directors and executive officers, which are described where required under the section above titled “Executive Compensation.”

As of December 31, 2021, the Company owes the CEO $39,749 for expenses the CEO incurred on behalf of the Company.

The Company’s Chief Executive Officer shares the use of the leased office space for personal living quarters. The CEO reimburses the Company for 50% of the monthly rent, or $2,800 per month.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed during the fiscal years ended December 31, 2021 and 2020 for professional services rendered by dbbmckennon, with respect to the audits of our 2021 and 2020 financial statements, as well as their quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods, were as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Audit Fees and Audit Related Fees	$46,000	$43,290
Tax Fees	—	—
All Other Fees	1,070	—
TOTAL	$47,070	$43,290

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

(b) Exhibits

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference (Form Type)	Filing Date	Filed herewith
2.1	Share Exchange Agreement, dated as of July 25, 2018 by and among TYG Solutions Corp., Kannalife Sciences, Inc. and its stockholders	8-K	7/31/2018
3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on March 25, 2013	10-K	3/30/2017
3.2	Amended and Restated Certificate of Incorporation of TYG Solutions Corp., as filed with the Delaware Secretary of State on May 1, 2018	8-K	5/4/2018
3.3	Certificate of Designation of Series A Preferred Stock of TYG Solutions Corp. as filed with the Delaware Secretary of State on May 3, 2018	8-K	5/4/2018
3.4	Certificate of Designation of Series B Preferred Stock of TYG Solutions Corp. as filed with the Delaware Secretary of State on May 3, 2018	8-K	5/4/2018
3.5	Bylaws of TYG Solutions Corp.	10-K	3/30/2017
3.6	Amended and Restated Bylaws of TYG Solution Corp.	8-K	5/4/2018
3.7	Amendment to Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on November 9, 2018	S-1/A	12/28/2018
4.1	Convertible Note dated February 16, 2018	10-K	7/24/2018
4.2	Convertible Note Purchase Agreement dated February 16, 2018	10-K	7/24/2018
4.3	Description of Securities
10.1	Form of Lock-up Agreement (Kannalife Stockholders)	8-K	7/31/2018
10.2	Form of Lock-up Agreement (Management Stockholders)	8-K	7/31/2018
10.3	Form of Lock-up Agreement (Dean Petkanas Block)	8-K	7/31/2018
10.4+	Executive Employment Agreement by and between TYG Solutions Corp. and Dean Petkanas	8-K	7/31/2018
10.5+	Executive Employment Agreement by and between TYG Solutions Corp. and Thomas Kikis	8-K	7/31/2018
10.6+	Executive Employment Agreement by and between TYG Solutions Corp. and Mark Corrao	8-K	7/31/2018
10.7+	Executive Employment Agreement by and between TYG Solutions Corp. and William Kinney, PhD	8-K	7/31/2018
10.8	Settlement Agreement by and between TYG Solutions Corp. and Medical Marijuana, Inc.	S-1/A	12/28/2018
10.9**	Exclusive Patent License Agreement - Exclusive by and between the National Institutes of Health and Kannalife Sciences, Inc. for Hepatic Encephalopathy (HE).	S-1/A	12/28/2018
10.10**	Nonexclusive Patent License Agreement - Nonexclusive by and between the National Institutes of Health and Kannalife Sciences, Inc. for Chronic Traumatic Encephalopathy (CTE).	S-1/A	12/28/2018
10.11**	Feasibility Study Quotation by and between Kannalife Sciences, Inc. and Catalent Pharma Solutions, LLC.	S-1/A	12/28/2018
10.12	Stock Purchase Agreement by and between Cross & Co. and the Company.	S-1/A	12/28/2018
10.13**	Materials Transfer and Testing Agreement by and between Kannalife Sciences, Inc. and the Natural Products Discovery Institute.	S-1/A	3/8/2019
10.14	Kannalife, Inc. 2019 Equity Incentive Plan and related form agreements.	10-K	3/30/2020
10.15	Form of Junior Unsecured Convertible Note.	10-K	3/30/2020
10.16	Form of Common Stock Purchase Warrant.	10-K	3/30/2020
10.17	Form of Securities Purchase Agreement.	8-K	3/18/2020
10.18	Form of Convertible Promissory Note.	8-K	3/18/2020
10.19	Form of Irrevocable Transfer Agent Letter	8-K	3/18/2020
10.20	Form of Securities Purchase Agreement.	8-K	6/11/2020
10.21	Form of Convertible Promissory Note.	8-K	6/11/2020
10.22	Form of Irrevocable Transfer Agent Letter.	8-K	6/11/2020
10.23	Form of Warrant.	8-K	6/11/2020
10.24	Form of Securities Purchase Agreement.	10-K	6/29/2020
10.25	Form of Convertible Promissory Note.	8-K	6/29/2020
10.26	Form of Irrevocable Transfer Agent Letter.	8-K	6/29/2020
10.27	Form of Warrant.	8-K	6/29/2020
10.28	Equity Purchase Agreement by and between the Company and Cross & Company, dated September 22, 2020.	8-K	9/22/2020
10.29	Binding Letter of Intent, dated November 17, 2020	8-K	11/19/2020
10.30	Intellectual Property Rights Purchase and Transfer Agreement, dated December 17, 2020	8-K	12/21/2020
10.31	Pharmaceutical Royalty Agreement, dated December 17, 2020	8-K	12/21/2020
10.32	Common Stock Purchase Agreement, dated February 17, 2020	8-K	2/23/2021
10.33	Warrant No. 1, effective February 10, 2021	8-K	2/23/2021
10.34	Warrant No. 2, effective February 10, 2021	8-K	2/23/2021
10.35	Second Amendment to Neuropathix, Inc. (formerly Kannalife, Inc.) 2019 Equity Incentive Plan, effective as of March 12, 2021	8-K	3/17/2021
10.36	Form of Convertible Note dated March 21, 2022	8-K	3/25/2022
21.1	Schedule of Subsidiaries	S-1/A	12/28/2018
23.1	Consent of dbbmckennon, an independent registered public accounting firm			X
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS*	XBRL Instance Document			X
101.SCH*	XBRL Extension Schema Document			X
101.CAL*	XBRL Extension Calculation Linkbase Document			X
101.DEF*	XBRL Extension Definition Linkbase Document			X
101.LAB*	XBRL Extension Labels Linkbase Document			X
101.PRE*	XBRL Extension Presentation Linkbase Document			X

+ Indicates management contract or compensatory plan.

* Filed herewith.

** The XBRL related information in Exhibit 101 shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

ITEM 16. FORM 10-K SUMMARY

None.

NEUROPATHIX, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Neuropathix, Inc.,

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Neuropathix, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has not generated revenues from its intended operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

 dbbmckennon

PCAOB #3501

We have served as the Company's auditor since 2017.

San Diego, California

April 14, 2022

NEUROPATHIX, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$15,677	$21,874
Prepaid expenses	122,313	161,000
Other receivables	400	400
Total Current Assets	138,390	183,274

NON-CURRENT ASSETS:
Property and equipment, net	69,192	59,266
Security deposits	17,121	17,121
Total Non-Current Assets	86,313	76,387
TOTAL ASSETS	$224,703	$259,661

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$799,903	$721,308
Unearned revenue	112,980	—
Payroll and related liabilities	530,189	379,241
Loan payable	900,000	950,000
Loan payable - related party	42,092	42,092
Convertible notes payable	305,000	198,127
Convertible notes payable, net of $6,028 debt discount - related party	143,972	—
Capital lease obligations	12,860	8,471
Patent purchase liability	—	53,135
Due to related party, net	46,860	55,258
Derivative liabilities	89,171	138,046
Total Current Liabilities	2,983,027	2,545,678

LONG TERM LIABILITIES:
Loan payable - long term	107,910	—
Convertible notes payable - long term	376,373	376,373
Convertible notes payable - long term - related party	—	70,000
Capital lease obligation - long term	20,776	19,293
Patent purchase liability - long term	381,865	264,826
Derivative liabilities - long term	341,507	178,143
Total Long Term Liabilities	1,228,431	908,635
TOTAL LIABILITIES	4,211,458	3,454,313

Commitments and contingencies (Note 14)

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized
Series A preferred stock, 75 shares designated, 75 issued and outstanding (Liquidation preference of $75,000)	—	—
Series B preferred stock, 75 shares designated, 75 issued and outstanding (Liquidation preference of $75,000)	—	—
Common stock, $0.0001 par value, 200,000,000 authorized, 91,060,559 and 77,670,908 issued and outstanding, respectively	9,106	7,767
Additional paid-in capital	12,595,288	9,830,944
Accumulated deficit	(16,591,149)	(13,033,363)
TOTAL STOCKHOLDERS' DEFICIT	(3,986,755)	(3,194,652)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$224,703	$259,661

The accompanying notes are an integral part of these consolidated financial statements

NEUROPATHIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2021	2020
NET REVENUES:
Grant revenue	$183,477	$—
TOTAL NET REVENUES	183,477	—

OPERATING EXPENSES:
Research and development	451,779	1,095,405
General and administrative	2,672,334	3,378,323
TOTAL OPERATING EXPENSES	3,124,113	4,473,728

LOSS FROM OPERATIONS	(2,940,636)	(4,473,728)

OTHER INCOME (EXPENSE):
Interest expense, net	(434,589)	(924,227)
Other (expense) income, net	—	108,185
Change in fair value of derivative liabilities	(182,561)	752,495
TOTAL OTHER INCOME (EXPENSE)	(617,150)	(63,547)

NET LOSS BEFORE INCOME TAX	$(3,557,786)	$(4,537,275)

Income tax expense	—	—

NET LOSS	$(3,557,786)	$(4,537,275)

Loss attributable to Neuropathix, Inc. per common share – basic and diluted	$(0.04)	$(0.06

Weighted average common shares outstanding – basic and diluted	87,575,637	74,623,944

The accompanying notes are an integral part of these consolidated financial statements

NEUROPATHIX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at December 31, 2019	75	$—	75	$—	74,225,141	$7,422	$6,794,612	$(8,496,088)	$(1,694,054)
Stock based compensation	—	—	—	—	—	—	1,722,599	—	1,722,599
Issuance of common stock for acquisition of intellectual property	—	—	—	—	1,025,000	103	283,148	—	283,251
Issuance of common stock for conversion of notes payable and accrued interest	—	—	—	—	570,767	57	119,675	—	119,732
Issuance of common stock for services	—	—	—	—	1,850,000	185	844,523	—	844,708
Reduction of derivative liability	—	—	—	—	—	—	66,387	—	66,387
Net loss	—	—	—	—	—	—	—	(4,537,275)	(4,537,275)
Balance at December 31, 2020	75	$—	75	$—	77,670,908	$7,767	$9,830,944	$(13,033,363)	$(3,194,652)
Stock based compensation	—	—	—	—	—	—	1,351,751		1,351,751
Issuance of common stock for cash	—	—	—	—	7,768,188	778	832,949	—	833,727
Issuance of common stock for conversion of notes payable and accrued interest	—	—	—	—	2,009,155	199	122,639	—	122,838
Issuance of common stock for services	—	—	—	—	525,000	53	105,242	—	105,295
Issuance of common stock for in lieu of deferred compensation	—	—	—	—	2,567,308	257	179,743	—	180,000
Issuance of common stock due to settlement of accrued expenses	—	—	—	—	520,000	52	103,948	—	104,000
Reduction of derivative liability due to conversions	—	—	—	—	—	—	68,072	—	68,072
Net loss	—	—	—	—	—	—	—	(3,557,786)	(3,557,786)
Balance at December 31, 2021	75	$—	75	$—	91,060,559	$9,106	$12,595,288	$(16,591,149)	$(3,986,755)

The accompanying notes are an integral part of these consolidated financial statements

NEUROPATHIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,557,786)	$(4,537,275)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	21,066	16,135
Amortization of debt discount	279,845	376,661
Stock based compensation	1,351,751	1,722,600
Issuance of common stock for services	105,295	594,708
Issuance of common stock and debt for acquisition of intellectual property	—	601,211
Non-cash interest expense	—	432,170
Change in fair value of derivative liabilities	182,561	(752,495)
Changes in operating assets and liabilities:
Prepaid expenses	38,687	98,000
Accounts payable and accrued expenses	253,414	338,145
Payroll and related liabilities	330,948	136,033
Unearned Revenue	112,980	—
Due to related party, net	(8,398)	29,909

NET CASH USED IN OPERATING ACTIVITIES	(889,637)	(944,198)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of equipment	(6,522)	—

NET CASH USED IN INVESTING ACTIVITIES	(6,522)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	833,727	—
Principal payments toward capital lease obligations	(18,765)	(7,533)
Proceeds from loan payable	—	330,000
Proceeds from convertible notes payable	—	372,150
Repayment of convertible notes payable	(50,000)	—
Proceeds from convertible notes payable - related party	—	150,000
Proceeds from convertible notes payable	125,000	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	889,962	844,617

Net decrease in cash	(6,197)	(99,581)

Cash and cash equivalents, beginning of year	21,874	121,455

Cash and cash equivalents, end of year	$15,677	$21,874

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$798	$16,262

NON-CASH ACTIVITIES:
Issuance of common stock for conversion of notes payable and accrued interest	$122,838	$117,032
Issuance of common stock for prepaid expenses	$—	$250,000
Settlement of accrued expenses through issuance of common stock	$180,000	$—
Property and equipment financed through capital leases	24,637	—
Reduction of derivative liability	68,072	66,387
Debt discount upon the issuance of convertible note payable	$—	$372,150
Debt discount upon the issuance of convertible note payable - related party	$—	$150,000
Settlement of accrued expenses through issuance of common stock	$104,000	$—

 The accompanying notes are an integral part of these consolidated financial statements

NEUROPATHIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

Note 1 – Organization and Nature of Operations

Neuropathix, Inc. (the “Company”) was incorporated under the laws of the state of Delaware on March 25, 2013 under the name TYG Solutions Corp. The Company consummated a share exchange transaction on July 25, 2018 with Kannalife Sciences, Inc. On November 4, 2020, the Company filed an amendment to its certificate of incorporation with the Delaware Secretary of State that changed its name to Neuropathix, Inc. Neuropathix is a phytomedical/pharmaceutical company that specializes in the research and development of synthetic molecules and therapeutic products derived from botanical sources, including the cannabis taxa.

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

In December 2019, a novel strain of coronavirus, commonly known as COVID-19, surfaced. The spread of COVID-19 around the world in 2020 has caused significant volatility in U.S. and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies and, as such, the Company is unable to determine if it will have a material impact to its operations. The Company’s operations as of December 31, 2021 have not been significantly affected, but may be affected in the future, by the ongoing outbreak of COVID-19, which was declared a pandemic by the World Health Organization. The ultimate disruption which may be caused by the outbreak is uncertain; however, it may result in a material adverse impact on the Company’s financial position, operations and cash flows. Possible areas that may be affected include, but are not limited to, disruption to the Company’s labor workforce, unavailability of products and supplies used in operations, and the decline in value of assets held by the Company.

Use of Estimates

The preparation of consolidated financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates. Significant matters requiring the use of estimates and assumptions include, but are not necessarily limited to stock-based compensation and valuation of derivative liabilities. Management believes that its estimates and assumptions are reasonable, based on information that is available at the time they are made.

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

Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions and sets up an allowance for doubtful accounts when collection is uncertain. Customers’ accounts are written off when all attempts to collect have been exhausted. Recoveries of accounts receivable previously written off are recorded as income when received. As of December 31, 2021 and 2020, the Company had no allowance for doubtful account.

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

Revenue consists of research funding from the Company’s National Institute of Health (“NIH”) Grant. Grant revenue is recognized when qualifying costs are incurred and there is reasonable assurance that the conditions of the award have been met for collection. Proceeds received prior to the costs being incurred or the conditions of the award being met are recognized as deferred revenue until the services are performed and the conditions of the award are met. During the year ended December 31, 2021, the Company recognized $183,477 in grant revenue.

On September 28, 2021, the Company received a notice of award for a $2.97 million Phase 2 STTR Study Grant (the “NINDS Study Grant Award”) from National Institutes of Health (“NIH”) – National Institute of Neurological Disorders and Stroke (“NINDS”). The NINDS Study Grant Award is funded through the NIH HEAL Initiative (“Helping End Addiction Long-Term”) for Development of Therapies and Technologies Directed at Enhanced Pain Management and will provide funding specifically in the Development of KLS-13019 for Neuropathic Pain. The NINDS Study Grant Award sets forth the funding allocation of $977,054 in year 1; $991,944 in year 2; and $1,001,774 in year 3. The Company is able to draw down on the grant to reimburse approved research and development activities. Any losses from the contract would have significant impact on operations.

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

The weighted average number of common stock equivalents not included in diluted income per share, because the effects are anti-dilutive, was 44,501,798 and 17,174,152  for the years ended December 31, 2021 and 2020, respectively.

Details of dilute securities by instrument are as follows:

	2021	2020
Series A & B preferred stock	150,000	150,000
Options	15,550,000	7,125,000
Warrants - convertible notes	9,287,234	1,289,343
Convertible notes payable	19,514,564	8,609,809
	44,501,798	17,174,152

Research and Development

In accordance with FASB ASC 730, Research and Development (“ASC 730”) research and development (“R&D”) costs are expensed when incurred. R&D costs include supplies, clinical trial and related clinical manufacturing costs, contract and other outside service and facilities and overhead costs. Total R&D costs for the years ended December 31, 2021 and 2020, were $451,779 and $1,095,405, respectively.

 Recently Issued Authoritative Guidance

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses” to improve information on credit losses for financial assets and net investment in leases that are not accounted for at fair value through net income. ASU 2016-13 replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses. In April 2019 and May 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” and ASU No. 2019-05, “Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief” which provided additional implementation guidance on the previously issued ASU. In November 2019, the FASB issued ASU 2019-10, “Financial Instruments - Credit Loss (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842),” which defers the effective date for public filers that are considered small reporting companies (“SRC”) as defined by the Securities and Exchange Commission to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Since the Company is an SRC, implementation is not needed until January 1, 2023. The Company will continue to evaluate the effect of adopting ASU 2016-13 will have on the Company’s consolidated financial statements .

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right of use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all public business entities and all nonpublic business entities upon issuance. The Company (as an EGC) that is taking advantage of the extended transition period offered to private entities would apply this for fiscal years beginning after December 15, 2021. The Company believes that the adoption will have a material effect on the Company’s consolidated financial statements and related disclosures. Accordingly, the Company will record a right of use asset and operating lease liability in connection with its leases.

Note 3 – Going Concern and Management’s Liquidity Plans

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our accompanying consolidated financial statements, the Company has had a loss from operations of $2,940,636 and $4,473,728 for the years ended December 31, 2021 and 2020, respectively. The net cash used in operations were $889,637 and $944,198 for the years ended December 31, 2021 and 2020, respectively. Additionally, the Company had a working capital deficit of $2,844,637 and an accumulated deficit of $16,591,149 at December 31, 2021 and has not yet established an adequate ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. These factors raise substantial doubt about its ability to continue as a going concern.

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

The following table presents liabilities that are measured and recognized at fair value as of December 31, 2021 and 2020, on a recurring basis:

	December 31, 2021
	Level 1	Level 2	Level 3	Total Carrying Value
Derivative liabilities	$—	$—	$430,678	$430,678

	December 31, 2020
	Level 1	Level 2	Level 3	Total Carrying Value
Derivative liabilities	$—	$—	$316,189	$316,189

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 2021 and 2020 consisted of the following:

	December 31, 2021	December 31, 2020
Accounts payable and accrued expenses	$485,628	$538,527
Accrued interest	314,275	182,781
Totals	$799,903	$721,308

NOTE 6 – PAYROLL AND RELATED LIABILITIES

Payroll and related liabilities at December 31, 2021 and 2020 consisted of the following:

	December 31, 2021	December 31, 2020
Payroll	$288,780	$149,704
Payroll taxes	241,409	229,537
Totals	$530,189	$379,241

The Company has accrued payroll and payroll taxes in connection with salaries paid and accrued to four officers of the Company, which includes $190,000 accrued for the CEO, and $75,000 accrued for executive management for the year ended December 31, 2021.

The Company has accrued payroll and payroll taxes in connection with salaries paid and accrued to four officers of the Company, which includes $130,000 accrued for the CEO, and $12,500 accrued for executive management for the year ended December 31, 2020.

NOTE 7 – LOANS PAYABLE

		December 31, 2021	December 31, 2020
Loan payable at 8%, matures 12/31/2021	*	$850,000	$850,000
Loan payable at 0%, matures 6/11/2021	*	50,000	100,000
Loan payable at 0.25%, matures 7/26/2023		107,910	—
Total		1,007,910	950,000
Less: short term loans		900,000	—
Total long-term loans		$107,910	$950,000
*	- unsecured note

The Company received multiple proceeds from an investor through promissory notes during the years 2017, 2018 and 2020. These note proceeds bear interest rate of 8% per annum. As of December 31, 2021, $850,000 is due and outstanding.

On December 11, 2020, the Company entered into promissory note agreement with an investor in the principal amount of $100,000. The note matured on June 11, 2021. The Company paid 50% of the balance on June 1, 2021. The note now has remaining outstanding balance of $50,000 as of December 31, 2021.

On July 26, 2021, the Company entered into a promissory note purchase agreement, with Cross & Company pursuant to which the purchaser agreed to purchase a promissory note in the principal amount of $100,000. The note matures on July 26, 2023. The note bears interest at 0.25% per annum. The note holds a right of offset for the holder of the note, whereby the holder shall have the right to offset any proceeds due to the Debtor for “Puts” delivered to Holder pursuant to a Equity Purchase Agreement by and between Holder and Debtor dated September 16, 2020. During the year 2021, Cross and Company exercised its right to offset under the promissory note agreement with the Company and the Company Put 422,701 shares of its common stock to Cross and Company with total net proceeds of $17,091. On October 22,2021 the Company received advanced of $25,000 against future S-1 from Cross & Co. After the effect on the offsets and advances, the promissory note has a remaining balance of $107,910 as of December 31, 2021.

Total interest expense on notes payable, amounted to $67,173 and $54,444 for the years ended December 31, 2021 and 2020, respectively. Accrued interest related to these notes was $194,997 and $127,825 as of December 31, 2021 and 2020, respectively.

NOTE 8 – LOANS PAYABLE – RELATED PARTY

Prior to the share exchange agreement, the Company borrowed $25,822 and issued a promissory note with a maturity date of March 31, 2020 which was later extended to March 31, 2021. Additionally, the note holder advanced the Company $16,270 for working capital, for a total of $42,092 – also see Note 16.

The loans represent working capital advances from shareholders, bear interest at 0.5%, and grant a security interest in the Company’s assets as collateral. In March 2018, this note was amended, and the original note holder assigned the note to Kettner Investments, LLC, a significant shareholder. The note is now non-interest bearing. Accrued interest related to this note is $226 as of December 31, 2021 and 2020, respectively.

NOTE 9 – CAPITAL LEASE OBLIGATIONS

In September 2019, the Company entered into a lease agreement with Thermo Fisher Scientific to acquire equipment with 48 monthly payments of $941, payable through September 1, 2023, with an effective interest rate of 12% per annum. The outstanding balance of this capital lease was $19,294, secured by equipment with carrying value of $36,691, as of December 31, 2021.

In March 2021, the Company entered into a new lease agreement with Thermo Fisher Scientific to acquire another piece of equipment with 36 monthly payments of $699 (including tax), payable through March 2024, with an effective interest rate of 13.4% per annum. As of December 31, 2021, the outstanding balance of this capital lease is $14,342, with a carrying value of $20,614.

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

On March 12, 2020, the Company entered into securities purchase agreements with two different accredited investors (each an “Investor”, and together the “Investors”) pursuant to which each Investor purchased an 8% unsecured convertible promissory note (each a “8% Note”, and together the “8% Notes”) from the Company. The terms and conditions of each of the 8% Notes are substantially the same. Each 8% Note has a principal amount of $105,000 less a $5,000 original issue discount for a purchase price of $100,000, with a maturity date of March 12, 2021. All principal amounts and the interest thereon are convertible into shares of the Company’s common stock at the option of each Investor, after six (6) months from the date of the 8% Notes. These 8% Notes have a variable conversion price and the Company recorded embedded derivative liabilities. The Note is convertible at the option of the holder at any time into shares of the Company’s common stock at an effective conversion price of the lesser of (i) $0.75 or (ii) 68% multiplied by the average of the two lowest trading closing prices of the Company’s common stock on the fifteen days before the issue date of this note or (ii) 68% multiplied by the average of the two lowest trading closing prices of the Company’s common stock on the fifteen days prior to conversion. The fair value of the derivative liability and warrants as of the date of issuance was in excess of the 8% Note (see Note 13) resulting in full discount of the 8% Note. During the year ended December 31, 2020, the Company issued 570,767 shares of common stock for the conversion of $111,000 convertible notes payable and $6,032 of related accrued interest. The outstanding balance on these convertible notes after the conversion was $0.

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

On June 23, 2020, the Company entered into a securities purchase agreement, dated as of June 19, 2020, with an accredited investor pursuant to which the investor purchased a 12% convertible promissory note in the principal amount of $150,000, less $20,750 in transaction-related, broker, legal and due diligence expenses. The note matures on June 19, 2021. This note is in default as of June 19, 2021, which may trigger cross defaults on other notes. The Company is in negotiations to extend the maturity date of the Note. Principal payments on the note shall be made in six (6) installments, each in the amount of $25,000, starting on December 19, 2020, and continuing thereafter each thirty (30) days for five (5) months. Notwithstanding the foregoing, the final payment of principal, and accrued and unpaid interest shall be due on the June 19, 2021. The investor is entitled to, at its option, convert all or any amount of the principal amount and any accrued but unpaid interest of the note into shares of the Company’s common stock, at any time upon an event of default, at a conversion price for each share of common stock equal to the lesser of (i) the lowest trading price during the previous five (5) trading day period ending on the latest complete trading day prior to the date of the note, or (ii) the Variable Conversion Price, subject to certain equitable adjustments. Furthermore, in connection with the securities purchase agreement and the note, the Company issued two common stock purchase warrants each to purchase 115,385 shares of the Company’s common stock at $1.30 per share which may be exercised by cashless exercise, exercisable for a period of five years. One of the warrants only becomes exercisable upon default of the note. During the third quarter of 2021, the anti-dilution clause was triggered and the exercise price was reset to $0.03 resulting in the number of warrants to be increased to 5,500,568. The note has a variable conversion price and the Company recorded embedded derivative liabilities. The fair value of the derivative liability and warrants as of the date of issuance was in excess of the note (see Note 13) resulting in full discount of the note.

Total interest expense on convertible notes payable, inclusive of amortization of debt discount of $205,872 and $306,662, amounted to $264,944 and $349,889 for the years ended December 31, 2021 and 2020, respectively.

Total accrued interest on convertible notes payable, for the years ended December 31, 2021 and 2020, was $109,102 and $39,993, respectively.

NOTE 11 – CONVERTIBLE NOTES PAYABLE – RELATED PARTY

In January 2020, the Company sold an additional $100,000, to Kettner Investments, LLC, a significant shareholder, under the Note and sold warrants to purchase up to an aggregate of 100,000 shares of common stock under the Securities Purchase Agreement. The loan was due by December 22, 2021 and accrues interest at a rate of 8% per annum. Although the note has fully matured, no default notice has been received. The Note is convertible at the option of the holder at any time into shares of the Company’s common stock at an effective conversion price of 75% of the average closing price of the Company’s common stock on the fifteen days prior to conversion. The fair value of the derivative liability and warrants as of the date of issuance was in excess of the Note (see Note 13) resulting in full discount of the Note.

In February 2020, the Company sold an additional $50,000, to the CEO of MJNA, a significant shareholder, under the Note and sold warrants to purchase up to an aggregate of 50,000 shares of common stock under the Securities Purchase Agreement. The loan is due by February 2, 2022 and accrues interest at a rate of 8% per annum. Although the note has fully matured as of the date of this filing, no default notice has been received. The Note is convertible at the option of the holder at any time into shares of the Company’s common stock at an effective conversion price of 75% of the average closing price of the Company’s common stock on the fifteen days prior to conversion. The fair value of the derivative liability and warrants as of the date of issuance was in excess of the Note (see Note 13) resulting in full discount of the Note.

Total interest expense on convertible notes payable – related party, inclusive of amortization of debt discount of $73,973 and $70,000, amounted to $85,973 and $81,178 for the years ended December 31, 2021 and 2020, respectively.

Total accrued interest on convertible notes payable – related party, for the years ended December 31, 2021 and 2020, was $23,178 and $11,178, respectively.

The following is a schedule by year of future debt payments at December 31, 2021.

Year Ending December 31,	Loan payable	Loan payable - related party	Convertible notes payable	Convertible notes payable - related party	Total
2021	$900,000	$42,092	$305,000	$100,000	$1,347,092
2022	—	—	—	$43,972	$43,972
2023	—	—	—	—	—
2024	—	—	—	—	—
2025	—	—	—	—	—
Thereafter	107,910	—	$376,373	—	$484,283
Total	$1,007,910	$42,092	$681,373	$143,972	$1,875,347

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

On December 15, 2021, the Company entered into an amendment agreement with AND/Brenneman that modified the schedule of issuance of shares to the following:

All future Issuances of Shares under the IP Purchase and Transfer Agreement shall commence only upon the earlier of (a.) a full sale and acquisition of Neuropathix, Inc. to a third party acquiror and based upon the price per share of said acquisition of Neuropathix, Inc. by a third party, or (b.) the commencement of a human clinical trial of one or more of the AND Assets.

In the event of the commencement of a human clinical trial, an installment process will commence with 1/5th of the transaction or $60,000 will be exchanged for a certain number of shares of restricted common stock of Neuropathix based upon the average five (5) day closing price of Neuropathix, Inc. common stock prior to December 31st of each year subsequent the commencement of human clinical trials. Future installment issuance of shares of restricted common stock of Neuropathix, Inc. shall have a floor price of $0.05 per share and a ceiling price of $0.60 per share. As a result of the amendment, the shares issued to Brenneman were clawed back in 2021 and amounts originally classified as short term, were reclassified as long term.

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

Based on the various convertible notes described in Note 10 and 11, the fair value of applicable derivative liabilities on notes, warrants and change in fair value of derivative liability are as follows for the year ended December 31, 2021:

	Derivative Liability - Convertible Notes	Derivative Liability - Warrants	Total
Balance as of December 31, 2020	$153,140	$163,049	$316,189
Additions during the period	—	—	—
Change in fair value	4,103	178,458	182,561
Change due to exercise / redemptions	(68,072)	—	(68,072)
Balance as of December 31, 2021	$89,171	$341,507	$430,678

The fair value of the derivative liability – convertible notes is estimated using a Monte Carlo pricing model with the following assumptions:

Market value of common stock	$0.14 – 0.74
Expected volatility	59.0% - 65.7%
Expected term (in years)	0.09 – 2.00
Risk-free interest rate	0.06% - 1.55%

The fair value of the derivative liability – warrants is estimated using a Monte Carlo pricing model with the following assumptions:

Market value of common stock	$0.58 - 1.80
Expected volatility	72.2% - 114.3%
Expected term (in years)	0.98 – 4.22
Risk-free interest rate	1.67%

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

On July 1, 2018, we entered into a one year lease arrangement for additional office space, with the option to renew the lease annually. On July 1, 2021, the lease was renewed for two years and the monthly rent payment is $6,203.

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

Dr. Allen Reitz and Brenneman, the principals of AND and Fox Chase, respectively, will also become members of the Company’s scientific advisory board (SAB) and will receive options to acquire 100,000 shares of common stock of the Company for each year of SAB service, which is initially a 2-year term.

Concentrations

All revenue recognized in the year ended December 31, 2021 was grant revenue from the NIH. While the Company expects to maintain this contract for the entire term, loss of the grant would significantly impact its operations.

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

During the year ended December 31, 2021, the Company sold 7,768,188 shares of common stock to investors at prices between $0.03 to $0.17 per share, or $833,727.

During the year ended December 31, 2021, the Company issued 2,009,155 shares of common stock for the conversion of $122,838 of notes payable and accrued interest.

During the year ended December 31, 2021, the Company issued 3,612,308 shares of common stock to consultants for services and officers for deferred compensation for an aggregate amount of $389,295.

Stock Options

During the year ended December 31, 2020, the Company granted options to purchase 7,025,000 shares of common stock at price ranges between $0.18 and $0.84 per share to consultants and certain directors and employees of the Company (including our named executive officers) and are exercisable for ten years. One quarter of these options vest on the grant day, and the remainder of the options vest equally between twelve (12) and thirty-six (36) months. These options were valued at $3,503,040 using a Black-Scholes Options Pricing Model.

During the year ended December 31, 2021, the Company granted options to purchase 8,425,000 shares of common stock at price ranges between $0.5 and $0.16 per share to consultants and certain directors of the and are exercisable for ten years. One quarter of these options vest on the grant day, and the remainder of the options vest equally between twelve (12) and thirty-six (36) months. These options were valued at $846,795 using a Black-Scholes Options Pricing Model

For the years ended December 31, 2021 and 2020, the Company recorded $1,218,766 and $263,424, respectively, as stock-based compensation which is included in the general and administrative expenses in the consolidated statement of operations and $132,985 and $459,175, respectively, as research and development expense. The remaining expense outstanding beyond December 31, 2022 is $1,059,260.

The fair value of the options is estimated using a Black-Scholes Options Pricing Model with the following assumptions:

Market value of common stock on issuance date	$0.05 - $0.74
Exercise price	$0.18 - 0.84
Expected volatility	86% - 231%
Expected term (in years)	5.5 – 6.5
Risk-free interest rate	0.64% - 1.67%
Expected dividend yields	—

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

The Second Plan Amendment was approved by the Company’s Board of Directors on March 12, 2021. The Second Plan Amendment remains subject to shareholder approval, which the Company shall undertake to obtain as soon as reasonably practicable, but in no event later than one year from the amendment date. In the event that the Company does not obtain the requisite shareholder approval of the Second Plan Amendment within one year, the Second Plan Amendment shall not be effective. On March 11, 2022, the majority of shareholders of the Common Stock of the Company voted to ratify the 2019 Plan as amended.

The following is a summary of outstanding and exercisable options:

	Numbers of Options	Weighted Avg Exercise Price	Weighted Avg Remaining Years
Outstanding as of December 31,2019	100,000	$2.00	9.51
Granted	7,025,000	0.56	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding as of December 31,2020	7,125,000	$0.58	9.90
Granted	8,425,000	0.13	9.95
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding as of December 31, 2021	15,550,000	$0.34	8.81
Outstanding as of December 31, 2021, vested	9,204,688	$0.40	8.66

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

On June 23, 2020, the Company entered into a Securities Purchase Agreement, dated as of June 19, 2020 with an accredited investor pursuant to which the Investor purchased a 12% convertible promissory note from the Company. In connection with the securities purchase agreement and the note, the Company issued two common stock purchase warrants each to purchase 150,000 shares of the Company’s common stock at $0.0273 per share which may be exercised by cashless exercise, exercisable for a period of five years. One of the warrants is to be issued only in the case of default on the note. During the third quarter of 2021, the anti-dilution clause was triggered and the exercise price was reset to $0.0273 resulting in the number of warrants increasing to 5,500,568. The warrants were deemed as a derivative liability and was recorded as a debt discount at date of issuance. See Note 10.

On February 10, 2021, Neuropathix, Inc. (f/k/a Kannalife, Inc.), a Delaware corporation (the “Company”), entered into a letter agreement with Lyons Capital LLC (“Lyons Capital”), pursuant to which the Company agreed to issue and sell to Lyons Capital 3,500,000 shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), and two warrants to purchase an aggregate of 3,500,000 additional shares of Common Stock, the terms of such warrants are further discussed below, for an aggregate purchase price of $1,207,500 (the “Transaction”).

On February 17, 2021, the Company and Lyons Capital executed a Common Stock Purchase Agreement (the “SPA”) and two warrants (each a “Warrant, and together, the “Warrants”) memorializing the definitive terms of the Transaction. The effective date of the SPA and Warrants is February 10, 2021.

The first warrant (“Warrant No. 1) grants Lyons Capital the right to purchase up to 1,750,000 shares of Common stock at an exercise price of $0.22 per share. The second warrant (“Warrant No. 2,” and together with Warrant No. 1, the “Warrants”) grants Lyons Capital the right to purchase up to an additional 1,750,000 shares of Common stock at an exercise price of $0.27 per share. The Warrants are exercisable immediately, will expire five years from the date of issuance, and contain customary provisions allowing for adjustment to the exercise price and number of shares of Common Stock issuable upon exercise in the event of any stock dividend, recapitalization, reorganization, reclassification, or similar transaction. Lyons Capital has the right to exercise the Warrants at any time; provided, however, that subject to limited exceptions, Lyons Capital may not exercise any portion of the Warrants if Lyons Capital, together with any of its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Company’s Common Stock outstanding immediately after giving effect to such exercise.

The following is a summary of outstanding and exercisable warrants:

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2019	100,000	$3.26
Granted	1,189,343	0.44
Exercised	—	—
Expired	—	—
Balance at December 31, 2020	1,289,343	$0.18
Granted	4,194,161	0.21
Reset	3,803,730	0.03
Exercised	—	—
Expired	—	—
Balance at December 31, 2021	9,287,234	$0.11

At December 31, 2021, 9,287,234 warrants for common stock were exercisable and the intrinsic value of these warrants was $97,360. The weighted average remaining contractual life for warrants outstanding was 3.64 years.

NOTE 16 – RELATED PARTY TRANSACTIONS

The Company’s Chief Executive Officer (“CEO”) shares the use of the leased office space for personal living quarters. The CEO reimburses the Company for 50% of the monthly rent, or $2,800 per month.

As of December 31, 2021, the Company owes the CEO $190,000   for accrued compensation and $46,860 for expenses incurred on behalf of the Company.

On March 12, 2021, the Company issued its CEO 692,308 shares of common stock at $0.13 a share in lieu of $90,000 of accrued compensation.

On July 28, 2021, the Company issued its CEO 1,875,000 shares of common stock at $0.05 a share in lieu of $90,000 of accrued compensation.

See Notes 8, 11, 14 and 15 for additional related party transactions.

NOTE 17 – INCOME TAXES

We file income tax returns in the United States federal jurisdiction and in various state and local jurisdictions. In the normal course of business, we are subject to examination by taxing authorities. The tax years ending 2018 through 2021 remain subject to examination for federal tax purposes and remain subject to examination in significant state tax jurisdictions.

As of December 31, 2021, and 2020, the Company had federal and state net operating loss carry forwards of $8,889,000 and $7,070,000, respectively, of which $.8 million of the 2020 amount will expire in 2033 through 2037, and $8 million will not expire but will be limited to 80% of taxable income.

The reconciliation of income tax expense computed at the U.S. federal statutory rate to the income tax provision for the years ended December 31, 2021 and 2020 is as follows:

	For the Years ended December 31,
	2021	2020
	%	%
Statutory federal tax rate	21.0	21.0
State taxes, net of federal benefit	6.3	6.4
Valuation allowance	(27.4)	(28.2)
Permanent items	(1.3)	1.4
Other, net	1.4	(0.6)
Provision for income taxes	—	—

The change in the Company's net increase in the valuation allowance was mainly caused by the change in estimation of NOL utilization.

Deferred income taxes reflect the net tax effects of: (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes; and (b) operating loss and tax credit carry-forwards. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. Significant components of deferred tax assets as December 31, 2021 and 2020 were as follows:

	For the Years ended December 31,
	2021	2020
Deferred Tax Assets:
Federal net operating loss carryforwards	$1,868,814	$1,457,706
Stock based compensation	849,922	476,938
Non-cash interest	106,001	68,405
Non-cash accrued compensation	916,099	877,976
Fixed assets	821	3,616
State taxes	528,512	408,828
Net deferred tax assets before valuation allowance	4,270,169	3,293,468
Valuation Allowance	(4,270,169)	(3,293,468)
Net Deferred Tax Assets	$—	$—

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

NOTE 18 – SUBSEQUENT EVENTS

In January and February 2022, the Company, exercised put options and sold and aggregate of 2,000,000, of its commons stock to one of its investors under terms of the Equity Purchase Agreement for an aggregate of $53,609, net of fees.

On March 11, 2022, the majority of shareholders of the Common Stock of the Company voted to ratify the 2019 Plan and increased the shares available in the option pool to 20,000,000.

On March 21, 2022, the Company issued three convertible notes (the "Convertible Notes") for cash on identical terms to three private investors having an aggregate face value of $150,000. These convertible notes are unsecured and bear interest at the rate of 3% per annum. These notes mature on March 21, 2032 and are convertible into restricted shares of common stock at a conversion price equal to the lesser of $0.01 or 70% of the average of the two lowest closing prices of the Company’s common stock in the ten trading days preceding any particular conversion. The embedded beneficial conversion feature of these notes meets the definition of a derivative and requires bifurcation and liability classification, at fair value.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

By	/s/ Dean Petkanas
Dean Petkanas
Chief Executive Officer and Chairman
Dated: April 15, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dean Petkanas	Chief Executive Officer and Chairman	April 15, 2022
Dean Petkanas	(Principal Executive Officer)

/s/ Mark Corrao	Chief Financial Officer	April 15, 2022
Mark Corrao	(Principal Financial and Accounting Officer)

/s/ Thomas Kikis	Chief Communications Officer and Director	April 15, 2022
Thomas Kikis

/s/ Dr. William Kinney	Chief Scientific Officer	April 15, 2022
Dr. William Kinney

/s/ Robert Malasek	Director	April 15, 2022
Robert Malasek

/s/ Blake Schroeder	Director	April 15, 2022
Blake Schroeder

/s/ Dr. Timothy R. Scott	Director	April 15, 2022
Dr. Timothy R. Scott

139