Form 10-Q
period 2022-03-31
NEUROPATHIX, INC.
filed 2022-05-23
CIK 1615999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

_______________________________________________________________

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of May 23, 2022, the registrant had 93,810,559 issued and outstanding shares of common stock, par value $0.0001 per share.

1

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Neuropathix, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash	$102,194	$15,677
Prepaid expenses	5,833	122,313
Other receivables	400	400
Total Current Assets	108,427	138,390

NON-CURRENT ASSETS:
Property and equipment, net	63,665	69,192
Operating lease right-of-use assets	198,140	—
Security deposits	17,121	17,121
Total Non-Current Assets	278,926	86,313
TOTAL ASSETS	$387,353	$224,703

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$824,777	$799,903
Unearned revenue	—	112,980
Payroll and related liabilities	521,557	530,189
Loan payable	900,000	900,000
Loan payable - related party	42,092	42,092
Convertible notes payable	305,000	305,000
Convertible notes payable - related party, net of debt discount of $0 and $6,028, respectively	150,000	143,972
Finance lease obligations	12,860	12,860
Due to related party, net	31,973	46,860
Operating lease liabilities	114,816	—
Derivative liabilities	695,281	89,171
Total Current Liabilities	3,598,356	2,983,027

LONG TERM LIABILITIES:
Loan payable - long term	107,910	107,910
Convertible notes payable - long term, net of discount of $50,000 and $0, respectively	376,373	376,373
Convertible notes payable - long term - related party, net of debt discount of $100,000 and $0, respectively	—	—
Finance lease obligation - long term	17,359	20,776
Patent purchase liability - long term	381,865	381,865
Operating lease liabilities - long term	83,324	—
Derivative liabilities - long term	1,073,762	341,507
Total Long Term Liabilities	2,040,593	1,228,431
TOTAL LIABILITIES	5,638,949	4,211,458

Commitments and contingencies (Note 14)	—	—

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized
Series A preferred stock, 75 shares designated, 75 issued and outstanding (Liquidation preference of $75,000)	—	—
Series B preferred stock, 75 shares designated, 75 issued and outstanding (Liquidation preference of $75,000)	—	—
Common stock, $0.0001 par value, 200,000,000 authorized, 93,060,559 and 91,060,559 issued and outstanding as of March 31, 2022 and December 31, 2021	9,306	9,106
Additional paid-in capital	12,925,852	12,595,288
Accumulated deficit	(18,186,754)	(16,591,149)
TOTAL STOCKHOLDERS' DEFICIT	(5,251,596)	(3,986,755)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$387,353	$224,703

The accompanying notes are an integral part of these condensed consolidated financial statements

Neuropathix, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2022	2021
NET REVENUES:
Grant revenue	$207,980	$32,000
TOTAL NET REVENUES	207,980	32,000

OPERATING EXPENSES:
Research and development	219,760	128,648
General and administrative	354,580	987,189
TOTAL OPERATING EXPENSES	574,340	1,115,837

LOSS FROM OPERATIONS	(366,360)	(1,083,837)

OTHER INCOME (EXPENSE):
Interest income (expense), net	(304,553)	(134,521)
Change in fair value of derivative liabilities	(924,692)	(110,216)
TOTAL OTHER INCOME (EXPENSE)	(1,229,245)	(244,737)

NET LOSS BEFORE INCOME TAX	$(1,595,605)	$(1,328,574)
Income tax expense	—	—
NET LOSS	$(1,595,605)	$(1,328,574)

Loss per common share - basic and diluted	$(0.02)	$(0.02)
Weighted average common shares outstanding - basic and diluted	92,349,448	82,806,466

The accompanying notes are an integral part of these condensed consolidated financial statements

Neuropathix, Inc.
Condensed Consolidated Statements of Stockholders' Deficit
(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at December 31, 2020	75	$0.00	75	$0.00	77,670,908	$7,767	$9,830,944	$(13,033,363)	(3,194,652)
Stock based compensation	—	—	—	—	—	—	453,950	—	453,950
Issuance of common stock for cash	—	—	—	—	7,268,188	727	813,030	—	813,757
Issuance of common stock for conversion of notes payable and accrued interest	—	—	—	—	988,069	99	89,632	—	89,731
Issuance of common stock for services	—	—	—	—	525,000	52	105,243	—	105,295
Issuance of common stock in lieu of deferred compensation	—	—	—	—	692,308	69	89,931	—	90,000
Issuance of common stock due to settlement of accrued expenses	—	—	—	—	520,000	52	103,948	—	104,000
Issuance of common stock for payment of patent purchase liability	—	—	—	—	313,972	31	59,969	—	60,000
Reduction of derivative liability due to conversions	—	—	—	—	—	—	68,072	—	68,072
Net loss	—	—	—	—	—	—	—	(1,328,574)	(1,328,574)
Balance at March 31, 2021	75	$0.00	75	$0.00	87,978,445	$8,797	$11,614,719	$(14,361,937)	(2,738,421)
Balance at December 31, 2021	75	$0.00	75	$0.00	91,060,559	$9,106	$12,595,288	$(16,591,149)	(3,986,755)
Stock based compensation	—	—	—	—	—	—	277,154	—	277,154
Issuance of common stock for cash	—	—	—	—	2,000,000	200	53,410	—	53,610
Net loss	—	—	—	—	—	—	—	(1,595,605)	(1,595,605)
Balance at March 31, 2022	75	$—	75	$—	93,060,559	$9,306	$12,925,852	$(18,186,754)	(5,251,596)

The accompanying notes are an integral part of these condensed consolidated financial statements

Neuropathix, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,595,605)	$(1,328,574)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	5,527	4,445
Amortization of debt discount	6,028	100,187
Stock based compensation	277,154	453,950
Issuance of common stock for services	—	157,294
amortization of right of use assets	26,760	—
Non-cash interest expense	263,673	—
Change in fair value of derivative liabilities	924,692	110,216
Changes in operating assets and liabilities:
Prepaid expenses	—	123,000
Security deposits	116,480	—
Accounts payable and accrued expenses	24,874	(114,302)
Payroll and related liabilities	(8,632)	74,748
Unearned revenue	(112,980)	—
Operating lease liabilities	(26,760)
Due to related party, net	(14,887)	(26,843)
NET CASH USED IN OPERATING ACTIVITIES	(113,676)	(445,879)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	—	(8,100)
NET CASH USED IN INVESTING ACTIVITIES	—	(8,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	53,610	757,320
Principal payments toward finance lease obligations	(3,417)	(2,025)
Proceeds from convertible notes payable, related parties	100,000	—
Proceeds from convertible notes payable	50,000	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	200,193	755,295

Net increase in cash	86,517	301,316
Cash, beginning of period	15,677	21,874
Cash, end of period	$102,194	$323,190

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$546	$798
Cash paid for taxes	$—	$—

NON-CASH ACTIVITIES:
Recognition of right of use asset	$224,900	$—
Debt discount upon the issuance of convertible note payable	$150,000	$—
Issuance of common stock for conversion of notes payable and accrued interest	$—	$89,731
Issuance of common stock for payment of patent purchase liability	$—	$60,000
Issuance of common stock in lieu of deferred compensation	$—	$90,000
Receivable upon the issuance of common shares	$—	$56,438
Property and equipment financed through capital leases	$—	$16,537
Reduction of derivative liability	$—	$68,072
Settlement of accrued expenses through issuance of common stock	$—	$52,000

The accompanying notes are an integral part of these condensed consolidated financial statements

Neuropathix, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2022

Note 1 – Organization and Nature of Operations

Neuropathix, Inc. (the “Company”) was incorporated under the laws of the state of Delaware on March 25, 2013 under the name TYG Solutions Corp. The Company consummated a share exchange transaction on July 25, 2018 (the “Share Exchange”) with Kannalife Sciences, Inc. (“Kannalife”), a privately held Delaware corporation formed in 2010, the accounting acquirer. Upon completion of the share exchange transaction, Kannalife was treated as the surviving entity and accounting acquirer although the Company was the legal acquirer. Accordingly, the Company’s historical financial statements are those of Kannalife the surviving entity and accounting acquirer. All references that refer to (the “Company” or “we” or “us” or “our”) are Kannalife, unless otherwise differentiated. The Company is a phytomedical/pharmaceutical company that specializes in the research and development of synthetic molecules and therapeutic products derived from botanical sources, including the cannabis taxa.

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

Note 2 - Summary of Significant Accounting Policies

The significant accounting policies used in the preparation of the condensed consolidated financial statements are as follows:

Basis of Presentation

We have prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These condensed consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of our balance sheets, operating results, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for 2022. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with our audited financial statements and accompanying notes for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2022.

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

In December 2019, a novel strain of coronavirus, commonly known as COVID-19, surfaced. The spread of COVID-19 around the world since 2020 has caused significant volatility in U.S. and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies and, as such, the Company is unable to determine if it will have a material impact to its operations. The Company’s operations as of March 31, 2022 have not been significantly affected, but may be affected in the future, by the ongoing outbreak of COVID-19 which was declared a pandemic by the World Health Organization. The ultimate disruption which may be caused by the outbreak is uncertain; however, it may result in a material adverse impact on the Company’s financial position, operations and cash flows. Possible areas that may be affected include, but are not limited to, disruption to the Company’s labor workforce, unavailability of products and supplies used in operations, and the decline in value of assets held by the Company.

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

On September 28, 2021, the Company received a notice of award for a $2.97 million Phase 2 STTR Study Grant (the “NINDS Study Grant Award”) from National Institutes of Health (“NIH”) – National Institute of Neurological Disorders and Stroke (“NINDS”). The NINDS Study Grant Award is funded through the NIH HEAL Initiative (“Helping End Addiction Long-Term”) for Development of Therapies and Technologies Directed at Enhanced Pain Management and will provide funding specifically in the Development of KLS-13019 for Neuropathic Pain. The NINDS Study Grant Award sets forth the funding allocation of $977,054 in year 1; $991,944 in year 2; and $1,001,774 in year 3. The Company is able to draw down on the grant to reimburse approved research and development activities. As of March 31, 2022, the Company recognized $207,980 in grant revenue in connection with this grant.

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

The weighted average number of common stock equivalents not included in diluted income per share, because the effects are anti-dilutive, was 65,074,895 and 29,446,224 for the three months ended March 31, 2022 and 2021, respectively.

Research and Development

In accordance with FASB ASC 730, Research and Development (“ASC 730”) research and development (“R&D”) costs are expensed when incurred. R&D costs include supplies, clinical trial and related clinical manufacturing costs, contract and other outside service and facilities and overhead costs. Total R&D costs for the three months ended March 31, 2022 and 2021, were $219,760 and $128,648, respectively.

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

Recently adopted accounting standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right of use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all public business entities and all nonpublic business entities upon issuance. The Company (as an EGC) that is taking advantage of the extended transition period offered to private entities would apply this for fiscal years beginning after December 15, 2021. On January 1, 2022, the Company adopted ASU 2016-02 and its related amendments, which changed our accounting for leases. As a result of this change, we recognized right-of-use assets and lease liabilities on the consolidated balance sheet for all leases with a term longer than 12 months and classified them as operating leases. The right-of-use assets and lease liabilities have been measured by the present value of remaining lease payments over the lease term using our incremental borrowing rates or implicit rates, when readily determinable.

Note 3 – Going Concern and Management’s Liquidity Plans

The Company’s condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our accompanying condensed consolidated financial statements, the Company has had a loss from operations of $1,595,605 and $1,328,574 for the three months ended March 31, 2022 and 2021, respectively. Additionally, the Company had an accumulated deficit of $18,186,754 at March 31, 2022 and has not yet established an adequate ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. These factors raise substantial doubt about its ability to continue as a going concern.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management plans to raise additional capital through the sale common stock and/or preferred stock or traditional debt. However, there are no assurances that such additional funding will be achieved or that management’s plans will be successful. The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The following table presents liabilities that are measured and recognized at fair value as of March 31, 2022 and December 31, 2021, on a recurring basis:

	March 31, 2022
	Level 1	Level 2	Level 3	Total Carrying Value
Derivative liabilities	$—	$—	$1,769,043	$1,769,043

	December 31, 2021
	Level 1	Level 2	Level 3	Total Carrying Value
Derivative liabilities	$—	$—	$430,678	$430,678

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022	December 31, 2021
Accounts payable and accrued expenses	$478,762	$485,628
Accrued interest	346,015	314,275
Totals	$824,777	$799,903

NOTE 6 – PAYROLL AND RELATED LIABILITIES

Payroll and related liabilities at March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022	December 31, 2021
Payroll	$279,963	$288,780
Payroll taxes	241,594	241,409
Totals	$521,557	$530,189

As of March 31, 2022, the Company has accrued payroll and payroll taxes in connection with salaries paid and accrued to four officers of the Company which includes $214,463 accrued for the CEO.

As of December 31, 2021, the Company has accrued payroll and payroll taxes in connection with salaries paid and accrued to four officers of the Company which includes $190,000 accrued for the CEO, and $75,000 accrued for executive management.

NOTE 7 – LOAN PAYABLE

		March 31, 2022	December 31, 2021
Loan payable at 8%, matured December 31, 2021	*	$850,000	$850,000
Loan payable at 0%, matured June 11, 2021	*	50,000	50,000
Loan payable at 0.25%, matures July 26, 2023	*	107,910	107,910
Total		1,007,910	1,007,910
Less: short term loans		900,000	900,000
Total long-term loans		$107,910	$107,910
* - unsecured note

Total interest expense on notes payable, amounted to $16,830 and $16,767 for the three months ended March 31, 2022 and 2021, respectively. Accrued interest related to these notes was $211,827 and $194,997 as of March 31, 2022 and December 31, 2021, respectively.

NOTE 8 – LOAN PAYABLE – RELATED PARTY

As previously reported, the Company borrowed $42,092 and issued a promissory note with a maturity date of March 31, 2020 which was later extended to March 31, 2022. No demand letter has been received and the Company is in negotiations to extend the maturity date of the note.

The loans represent working capital advances from shareholders, bear interest at 0.5%, and grant a security interest in the Company’s assets as collateral. In March 2018, this note was amended, and the original note holder assigned the note to Kettner Investments, LLC, a significant shareholder. The note is now non-interest bearing. Accrued interest related to this note is $226 as of March 31, 2022 and December 31, 2021, respectively.

NOTE 9 – FINANCE LEASE OBLIGATIONS

In September 2019, the Company entered into a lease agreement with Thermo Fisher Scientific to acquire equipment with 48 monthly payments of $941, payable through September 1, 2023, with an effective interest rate of 12% per annum. The outstanding balance of this finance lease was $17,016, secured by equipment with carrying value of $33,346, as of March 31, 2022.

In March 2021, the Company entered into another lease agreement with Thermo Fisher Scientific to acquire equipment with 36 monthly payments of $699, payable through February 29, 2024, with an effective interest rate of 13% per annum. The outstanding balance of this finance lease was $13,203, secured by equipment with carrying value of $19,399, as of March 31, 2022.

NOTE 10 – CONVERTIBLE NOTES PAYABLE

Prior to the Share Exchange, discussed in Note 1, the Company issued a convertible note to an investor, face value of $500,000, in exchange for $500,000 in cash. The note is unsecured, bears interest at the rate of 3% per annum and matures on February 16, 2030. The note is convertible into common stock of the Company at $0.10 per share at any time at the option of the holder, subject to a 4.9% blocking provision which prohibits the holder from converting into common stock of the Company if such conversion results in the holder owning greater than 4.9% of the outstanding common stock of the Company after giving effect to such conversion. On September 26, 2019, the Company issued 1,500,000 shares of common stock for the conversion of $123,627 convertible notes payable and $26,373 of related accrued interest. The outstanding balance on this convertible note was $376,373 as of March 31, 2022 and December 31, 2021.

In December 2019, the Company entered into a Securities Purchase Agreement with an investor pursuant to which the Company agreed to sell to the investor a $100,000 convertible note bearing interest at 8% per annum (the “Note”). The Note matured two years from the date of issuance. The Note is convertible at the option of the holder at any time into shares of the Company’s common stock at an effective conversion price of 75% of the average closing price of the Company’s common stock on the fifteen days prior to conversion. The Company may not prepay this Note within the first six months. The Company is in negotiations to extend the maturity date of the note. If, after the first six months of the Note the Company:

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

The embedded conversion feature of this Note was deemed to require bifurcation and liability classification, at fair value. Pursuant to the Securities Purchase Agreement, the Company also sold warrants to the investors to purchase up to an aggregate of 100,000 shares of common stock. The fair value of the derivative liability and warrants as of the date of issuance was in excess of the Note (see Note 12) resulting in full discount of the Note at issuance.

On June 8, 2020, the Company entered into a securities purchase agreement, dated as of June 2, 2020 (the “Purchase Agreement”), with an accredited investor pursuant to which the investor purchased a 12% unsecured convertible promissory note (the “12% Note”) from the Company. The 12% Note has a principal amount of $165,000 less a $9,000 original issue discount (“OID”) for a purchase price of $156,000, of which $52,000 was paid on June 8, 2020 less $3,100 in transaction fees. The 12% Note matured 12 months from the effective date of each tranche. This note is in default as of June 8, 2021, which may trigger cross defaults on other notes. The Company is in negotiations to extend the maturity date of the Note. All principal amounts and the interest thereon are convertible into shares of the Company’s common stock at the option of the Investor, after six (6) months from the date of the 12% Note. All closings occurred following the satisfaction of customary closing conditions. The 12% Note is convertible at the option of the holder at any time into shares of the Company’s common stock at an effective conversion price of the lesser of (i) 68% multiplied by the lowest Trading Price (representing a discount rate of 32%) during the previous fifteen (15) trading day period ending on the latest complete trading day prior to the date of the 12% Note or (ii) the Variable Conversion Price. In connection with the Purchase Agreement and the 12% Note, the Company issued a common stock purchase warrant to purchase 36,666 shares of the Company’s common stock at $0.75 per share (the “Warrant”) which may be exercised by cashless exercise, exercisable for a period of three years. The 12% Note has a variable conversion price and the Company recorded embedded derivative liabilities. The fair value of the derivative liability and warrants as of the date of issuance was in excess of the 12% Note (see Note 13) resulting in full discount of the 12% Note.

On June 23, 2020, the Company entered into a securities purchase agreement, dated as of June 19, 2020, with an accredited investor pursuant to which the investor purchased a 12% convertible promissory note in the principal amount of $150,000, less $20,750 in transaction-related, broker, legal and due diligence expenses. The note matured on June 19, 2021. This note is in default as of June 19, 2021, which may trigger cross defaults on other notes. The Company is in negotiations to extend the maturity date of the Note. Principal payments on the note shall be made in six (6) installments, each in the amount of $25,000, starting on December 19, 2020, and continuing thereafter each thirty (30) days for five (5) months. Notwithstanding the foregoing, the final payment of principal, and accrued and unpaid interest shall be due on the June 19, 2021. The investor is entitled to, at its option, convert all or any amount of the principal amount and any accrued but unpaid interest of the note into shares of the Company’s common stock, at any time upon an event of default, at a conversion price for each share of common stock equal to the lesser of (i) the lowest trading price during the previous five (5) trading day period ending on the latest complete trading day prior to the date of the note, or (ii) the Variable Conversion Price, subject to certain equitable adjustments. Furthermore, in connection with the securities purchase agreement and the note, the Company issued two common stock purchase warrants each to purchase 115,385 shares of the Company’s common stock at $1.30 per share which may be exercised by cashless exercise, exercisable for a period of five years. One of the warrants only became exercisable upon default of the note. During the third quarter of 2021, the anti-dilution clause was triggered and the exercise price was reset to $0.03 resulting in the number of warrants to be increased to 5,000,568. On March 15, 2022, the anti-dilution clause was triggered in one of the Company’s warrants and the exercise price was reset to $0.01 resulting in the number of those warrants to be increased by 9,499,482 to 15,000,050. The note has a variable conversion price and the Company recorded embedded derivative liabilities. The fair value of the derivative liability and warrants as of the date of issuance was in excess of the note (see Note 13) resulting in full discount of the note.

On March 21, 2022, the Company issued three convertible notes for cash on identical terms to three investors for an aggregate face value of $150,000, of which $100,000 was with related parties. These convertible notes are unsecured and bear interest at the rate of 3% per annum. These notes mature on March 21, 2032 and are convertible into restricted shares of common stock at a conversion price equal to the lesser of $0.01 or 70% of the average of the two lowest closing prices of the Company’s common stock in the ten trading days preceding any particular conversion. The embedded beneficial conversion feature of these notes meets the definition of a derivative and requires bifurcation and liability classification, at fair value. The fair value of the derivative liabilities as of the date of issuance was in excess of the note (see Note 13) resulting in full discount of the note.

Total interest expense on convertible notes payable, was $15,663 and $94,194 for the three months ended March 31, 2022 and 2021, respectively.

Total accrued interest on convertible notes payable, as of March 31, 2022 and December 31, 2021, was $82,689 and $109,102, respectively.

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

On March 21, 2022, the Company issued and aggregate of $100,000 of convertible notes payable to relates parties, see Note 10.

Total interest expense on convertible notes payable – related party, inclusive of amortization of debt discount of $6,028 and $18,493, amounted to $9,028 and $21,493 for the three months ended March 31, 2022 and 2021, respectively.

Total accrued interest on convertible notes payable – related party, as of March 31, 2022 and December 31, 2021, was $26,178 and $23,178, respectively.

NOTE 12 – PATENT PURCHASE LIABILITY

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

Based on the various convertible notes described in Note 10 and 11, the fair value of applicable derivative liabilities on notes, warrants and change in fair value of derivative liability are as follows for the three months ended March 31, 2022:

	Derivative Liability - Convertible Notes	Derivative Liability - Warrants	Total
Balance as of December 31, 2021	$89,171	$341,507	$430,678
Change in fair value	746,023	178,669	924,692
Change due to exercise / redemptions	—	—	—
Change due to issuances	413,673	—	413,673
Balance as of March 31, 2022	$1,248,867	$520,176	$1,769,043

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

Concentrations

All revenue recognized in the three months ended March 31, 2022 and 2021 was grant revenue. While the Company expects to maintain this contract for the entire term, loss of the grant would significantly impact its operations.

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

During the period ending March 31, 2021, the Company issued 3,768,188 shares of common stock to Cross and Co for net proceeds of $463,758.

During the period ending March 31, 2022, the Company issued 2,000,000 shares of common stock to Cross and Co. for net proceeds of $53,610.

Stock Options

During the period ending March 31, 2022, the Company granted options to purchase 250,000 shares of common stock at price $0.12 per share to a certain vendor of the Company that are exercisable for ten years from the date of issuance. These options were valued at $12,450 using Black-Scholes Options Pricing Model.

The remaining expense to be recognized for outstanding stock options through March 2024 is $1,017,335.

For the three months ended March 31, 2022 and 2021, the Company recorded $250,139 and $382,473, respectively, as stock based compensation related to the vesting options which is included in the general and administrative expenses in the condensed consolidated statement of operations and $27,015 and $71,477, respectively, as research and development expense.

The fair value of the options is estimated using a Black-Scholes Options Pricing Model with the following assumptions for the three months ended March 31, 2022:

Market value of common stock on issuance date	$0.05
Exercise price	$0.12
Expected volatility	234.81%
Expected term (in years)	10
Risk-free interest rate	1.78%
Expected dividend yields	—

On March 12, 2021, the Company executed a second amendment to its 2019 Equity Incentive Plan to (i) replace all references to “Kannalife, Inc.,” the Company’s former name, to “Neuropathix, Inc.,” and (ii) increase the number of shares of Company common stock authorized for issuance thereunder 20,000,000 shares (the “Second Plan Amendment”).

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

As of March 31, 2022, there were 13,000,000 shares of Company common stock issued and outstanding under the 2019 Plan, as amended.

The following is a summary of outstanding and exercisable options:

	Numbers of Options	Weighted Avg Exercise Price	Weighted Avg Remaining Years
Outstanding as of December 31, 2021	15,550,000	$0.34	8.81
Granted	250,000	0.12	9.79
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding as of March 31, 2022	15,800,000	$0.33	8.59
Outstanding as of March 31, 2022, vested	10,122,396	$0.39	8.45

Warrants

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

On March 15, 2022, the anti-dilution clause was triggered in one of the Company’s warrants and the exercise price was reset to $0.01 resulting in the number of those warrants to be increased by 9,499,482 to 15,000,050.

The following is a summary of outstanding and exercisable warrants:

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2021	9,287,234	$0.11
Issued	—	—
Reset	9,499,482	0.01
Expired	—	—
Balance at March 31, 2022	18,786,716	$0.06

At March 31, 2022, 18,786,716 warrants for common stock were exercisable and the intrinsic value of these warrants was $362,422 and the weighted average remaining contractual life for warrants outstanding was 3.31 years.

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

NOTE 17 – LEASES

On April 1, 2014, the Company entered into a one year lease arrangement for office space, with the option to renew the lease annually. The lease has been renewed through May 2023. The monthly rent payment is $5,600 and the security deposit is $15,000. In May 2022, the monthly rent increased to $5,800.

On July 1, 2018, we entered into a one year lease arrangement for additional office space, with the option to renew the lease annually. On July 1, 2021, the lease was renewed for three years and the monthly rent payment is $6,203.

At March 31, 2022, the future undiscounted minimum lease payments under the noncancellable leases are as follows:

For the nine month period ending December 31, 2022	$94,844
Year ending December 31, 2023	88,309
Year ending December 31, 2024	30,747
Total undiscounted finance lease payments	$213,898
Less: Imputed interest	15,759
Present value of finance lease liabilities	198,140

The operating lease liabilities of $198,140 as of March 31, 2022, represents the discounted (at a 8% incremental borrowing rate) value of the future lease payments at March 31, 2022.

For the three months ended March 31, 2022 and 2021, occupancy expense attributed to these leases were $31,081 and 46,309, respectively.

NOTE 18 – SUBSEQUENT EVENTS

In April and May 2022, the Company, exercised put options and sold and aggregate of 750,000, of its common stock to one of its investors under terms of the Equity Purchase Agreement for an aggregate value to be determined after the issuance of this report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and operating results together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (this “Report”). This discussion and analysis and other parts of this Report contain forward-looking statements based upon current beliefs, plans and expectations that involve various risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other parts of this Report and in the “Risk Factors” section of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2022.

Forward-Looking Statements

This Report, the other reports, statements, and information that the Company has previously filed with or furnished to, or that we may subsequently file with or furnish to, the SEC and public announcements that we have previously made or may subsequently make include, may include, or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, and that are intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act. To the extent that any statements made in this Report contain information that is not historical, these statements are forward-looking. Forward-looking statements can be identified by the use of words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and other words of similar meaning. These statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, without limitation, marketability of our products; legal and regulatory risks associated with our business and trading publicly; our ability to raise additional capital to finance our activities; the future trading of our common stock; our ability to operate as a public company; our ability to protect our proprietary information; general economic and business conditions; the volatility of our operating results and financial condition; our ability to attract or retain qualified senior management personnel and research and development staff; and other risks detailed from time to time in our filings with the SEC, or otherwise.

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

On November 4, 2020, the Company filed an amendment to its certificate of incorporation with the Delaware Secretary of State to change its name to “Neuropathix, Inc.” The Company concurrently submitted a request to FINRA for approval of the name change as well as a ticker symbol change from “KLFE” to “NPTX.” The Company’s name and ticker symbol change was reviewed and processed by FINRA, and went effective November 6, 2020.

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

Business Overview

As a result of the Share Exchange, our core businesses are comprised of the following:

•	A drug development company focused on the research and development (“R&D”) of synthetic and phyto-medical products from:
o	naturally recurring sources, including but not limited to cannabis, hemp, and other similar species of plantae;
o	semi-synthetic sources; and
o	synthetic and bio-synthetic sources.
•	Drug discovery platform to evaluate and potentially treat neurological and oxidative stress related disorders such as overt hepatic encephalopathy (“OHE”), chronic traumatic encephalopathy (“CTE”) and chemotherapy induced peripheral neuropathy (“CIPN”) with high quality assured, quality controlled cGMP pharmaceutical grade semi-synthetic and synthetic cannabinoids, cannabidiol (“CBD”), and CBD-like molecules.
•	Topical skincare pre-clinical program designed to some of our patented, proprietary CBD-derived new chemical entities (“NCEs”), for use as topical solutions, ointments, and creams for disorders such as diabetic neuropathies, diabetic ulcers, and for use as an anti-pruritic. Anti-pruritics are known as anti-itch drugs and medications that inhibit the itching often associated with a variety of disorders and diseases.

Phyto cannabinoids are a class of molecules derived from cannabis plants. The two primary cannabinoids contained in Cannabis are CBD and D9-tetrahydrocannabinol (“THC”). Clinical and preclinical data suggest that CBD has positive effects on treating refractory epilepsy, FXS and arthritis, and THC has positive effects on treating pain. Interest in cannabinoid therapeutics has increased significantly over the past several years as preclinical and clinical data has emerged highlighting the potential efficacy and safety benefits of cannabinoid therapeutics. The cannabinoid therapeutics market is expected to grow significantly due to the potential benefits these products may provide over existing therapies.

We are principally involved in the research and development of NCEs such as KLS-13019; KLS-13022 (“linoneyldihydroxybenzyl ethoxycarbonyl azetidine” or “LEAÔ”); its related molecules; and synthetic CBD therapeutics through pre-clinical drug discovery and development processes. We have developed our own intellectual property portfolio and established relationships with third parties who are considered leaders in active pharmaceutical (“APIC”) contract manufacturing, formulation; and contract bulk drug manufacturing. Most of our operations have been in the pre-clinical stage of drug discovery. In 2019, we began commercialization efforts for over-the-counter cosmeceutical uses of LEAÔ, our lead compound designed to address topical skin disorders.

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

We are still conducting pre-clinical studies and have not yet commenced our clinical program or tested KLS-13019 or KLS-13023 in humans. For KLS-13019, we plan to conduct Phase 1, and possibly Phase 2, clinical trials in either the United States or Australia, subject to applicable regulatory approval. We plan to conduct our Phase 1 clinical trials for KLS-13023 in either the United States or Australia, subject to applicable regulatory approval. We must file an investigational new drug application (“IND”) with the FDA and receive approval from the U.S. Drug Enforcement Agency (“DEA”) prior to commencement of any clinical trials in the United States. We expect to initiate clinical trials for KLS-13019 and KLS-13023 in the first half of 2024. We plan to submit New Drug Applications (“NDAs”) for KLS-13019 and KLS-13023 to the FDA upon completion Phase 3 clinical trials, regardless of where we conduct Phase 1 and Phase 2 clinical trials.

Pharmacokinetic and Pharmacodynamic Comparison Between KLS-13019 and CBD

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

According to the October 1, 2021 journal article “Navigating Opioids and Other Strategies for Managing Cancer Pain” published in Targeted Therapies in Oncology, “The American Cancer Society estimates that more than 17 million Americans life with Cancer, and many of them hurt. Up to 60% of the patients undergoing active treatment and a third of cancer survivors report significant pain stemming either from their cancer itself or their cancer treatments. The most common treatment for significant cancer-related pain is opioid medication. A retrospective analysis of data from 169,162 people who took the National Survey on Drug Use and Health from January 2015 to December 2018 found that 54.3% of the 1,243 recent cancer survivors and 39.2% of the 3,896 less recent cancer survivors were actively using prescription opioids. There are currently no FDA approved non-opioid treatments for patients who do not respond to, or experience negative side effects with, opioid medications. We believe that KLS-13019 has the potential to address a significant unmet need in this large market by treating patients with a product that employs a differentiated non-opioid mechanism of action, and offers the prospect of pain relief without increasing opioid-related adverse side effects.

In addition to the ACS publication, our research and development efforts with KLS-13019 were also the subject of peer reviewed, preclinical studies published in April 2021 in the British Journal of Pharmacology, “Behavioral and Pharmacological Effects of Cannabidiol (CBD) and the Cannabidiol Analogue KLS-13019 in Mouse Models of Pain and Reinforcement” reported the following key results:

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

The following chart indicates opioid inhibition percentages for both CBD and KLS-13019:

The study also reported the following conclusions and Implications:

KLS-13019, like CBD, prevented the development of CIPN, while KLS-13019 uniquely attenuated established CIPN. Because KLS-13019 binds to fewer biological targets, this will help to identifying molecular mechanisms shared by these two compounds and those unique to KLS-13019. Lastly, KLS-13019 may possess the ability to attenuate reinforced behavior, an effect not observed in the present study with CBD.

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

With respect to certain other proprietary compounds underlying Pat. 9,611,213, we plan on pursuing topical solutions as potential relief creams and/or ointments for neuropathic pain, anti-inflammation, anti-pruritic and skin ulcers. We are considering commercialization routes that include, but are not limited to, filing an FDA Monograph and have already pursued and completed a commercialization path to the marketplace having received INCI certification and registration with the PCPC for LEAÔ.

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

Additionally, we believe that we will be able to raise sufficient capital to proceed forth with a Phase 1a human safety trial for the treatment of OHE. All preclinical work in this indication, including animal toxicity studies, are expected to be completed before the end of the first quarter 2024. We plan on entering into clinical trials sometime in the third quarter 2024.

We intend to seek additional capital to proceed with our business plan regarding additional drug pipeline opportunities.

NIH-NINDS Phase 2 STTR Study Grant Award

On September 28, 2021, we received a notice of award for a $2.97 million Phase 2 STTR Study Grant (the “NINDS Study Grant Award”) from National Institutes of Health (“NIH”) – National Institute of Neurological Disorders and Stroke (“NINDS”). The NINDS Study Grant Award is funded through the NIH HEAL Initiative (“Helping End Addiction Long-Term”) for Development of Therapies and Technologies Directed at Enhanced Pain Management and will provide funding specifically in the Development of KLS-13019 for Neuropathic Pain. The NINDS Study Grant Award sets forth the funding allocation of $977,054 in year 1; $991,944 in year 2; and $1,001,774 in year 3. Of significant collateral importance is the current epidemic of opioid addiction and abuse by patients in the United States and around the globe. Adding to the equation is the off-label use of opioids and gabapentinoids for chronic and neuropathic pain as a result of the unmet medical need and no FDA approved non-opioid drug to treat chronic and neuropathic pain, specifically chemotherapy-induced peripheral neuropathy (“CIPN”).

Components of Results of Operations

Our net losses were $1,595,605 and $ 1,328,574 for the three months ended March 31, 2022 and 2021, respectively. We expect to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability.

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

On September 28, 2021, the Company received a notice of award for a $2.97 million Phase 2 STTR Study Grant (the “NINDS Study Grant Award”) from National Institutes of Health (“NIH”) – National Institute of Neurological Disorders and Stroke (“NINDS”). The NINDS Study Grant Award is funded through the NIH HEAL Initiative (“Helping End Addiction Long-Term”) for Development of Therapies and Technologies Directed at Enhanced Pain Management and will provide funding specifically in the Development of KLS-13019 for Neuropathic Pain. The NINDS Study Grant Award sets forth the funding allocation of $977,054 in year 1; $991,944 in year 2; and $1,001,774 in year 3. The Company is able to draw down on the grant to reimburse approved research and development activities. As of March 31, 2022, the Company recognized $207,980 in grant revenue   in connection with this grant.

Research and Development Expenses

Our research and development expenses consist of expenses incurred in development and preclinical studies relating to our product candidates, including:

•	expenses associated with preclinical development;
•	personnel-related expenses, such as salaries, benefits, travel and other related expenses, including stock-based compensation;
•	payments to third-party contract research organizations (“CROs”) contractor laboratories and independent contractors; and
•	depreciation, maintenance and other facility-related expenses.

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

We incurred research and development expenses of $219,760 and $128,648 for the three months ended March 31, 2022 and 2021, respectively.

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

Derivative liabilities

FASB ASC 815, Derivatives and Hedging, requires all derivatives to be recorded on the consolidated balance sheet at fair value. As a result, certain derivative warrant liabilities (namely those with a price protection feature) are separately valued and accounted for on our balance sheet, with any changes in fair value recorded in earnings. On our consolidated balance sheets as of March 31, 2022 and December 31, 2021, we engaged a specialist who used the Monte Carlo model to estimate the fair value of these warrants. Key assumptions of the Monte Carlo model include the market price of our stock, the exercise price of the warrants, applicable volatility rates, risk-free interest rates, expected dividends and the instrument’s remaining term. These assumptions require significant management judgment. In addition, changes in any of these variables during a period can result in material changes in the fair value (and resultant gains or losses) of this derivative instrument.

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

Results of Operations – For the Three Month Periods Ended March 31, 2022 and 2021

Revenues

Revenues for the three months ended March 31, 2022, was $207,980 compared to $32,000 for the three months ended March 31, 2021. The increase in revenue was the result of the NIH grant received in September 2021.

Research and Development Expenses

Research and development expenses increased by $91,112, or 71%, to $219,760 for the three months ended March 31, 2022, from $128,648 for the three months ended March 31, 2021. The increase in spending was primarily made possible by the NIH grant received in September 2021.

General and Administrative Expenses

General and administrative expenses decreased by $632,609, or 64%, to $354,580 for the three months ended March 31, 2022, from $987,189 for the three months ended March 31, 2021. This decrease was primarily due to a decrease in compensation to consultants and stock based compensation.

Liquidity and Capital Resources

Since our inception, we have devoted most of our cash resources to research and development and general and administrative activities. We have financed our operations primarily with the proceeds from the sale of preferred stock and convertible promissory notes, state and federal grants and research services. To date, we have not generated any revenues from the sale of products, and we do not anticipate generating any revenues from the sales of products for the foreseeable future. We have incurred losses and generated negative cash flows from operations since inception. As of March 31, 2022, our principal source of liquidity was through financing activities, which included proceeds from the issuance of convertible debt of $150,000, sale and issuance of equity securities, and the receipt of grants. Our working capital deficit was $3,489,930 as of March 31, 2022.

As discussed elsewhere in this Report, on September 18, 2020, the Company entered into an Equity Purchase Agreement with Cross and Company, pursuant to which we have the right to “put,” or sell, up to 8,108,108 shares of our common stock to Cross. Unless terminated earlier, Cross’s purchase commitment will automatically terminate on the earlier of the date on which Cross shall have purchased shares pursuant to the Equity Purchase Agreement for an aggregate purchase price of $6,000,000 or September 18, 2023. The purchase price per share is calculated at a fifteen percent discount of the lowest trading price of the Company’s common stock during the ten days after Cross and Co. receives the shares. As of March 31, 2022, we had sold an aggregate of 2,000,000 shares under the Equity Purchase Agreement for total gross proceeds to the Company of $53,610.

On September 28, 2021, we received a notice of award for the $2.97 NINDS Study Grant Award from the NIH –NINDS. The NINDS Study Grant Award sets forth the funding allocation of $977,054 in year 1; $991,944 in year 2; and $1,001,774 in year 3. During the three months ended March 31, 2022, the Company recognized $207,980 in grant revenue in connection with this grant.

On March 21, 2022, we issued three convertible promissory notes to certain investors, which promissory notes have an aggregate face value of $150,000. Each of the promissory notes is (i) unsecured; (ii) bears interest at a rate of 3% per annum; (iii) matures on March 21, 2032; and (iv) in the sole discretion of the holder, is convertible, in whole or in part, into restricted shares of our common stock at a conversion price equal to the lesser of $0.01 or 70% of the average of the two lowest closing prices of our common stock in the ten trading days preceding any particular conversion, provided, the holder is prohibited from converting the convertible note, or portion thereof, if such conversion would result in beneficial ownership by the holder and its affiliates of more than 4.9% of our issued and outstanding common stock as of the date of the conversion.

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

Equity Financings

For the three months ended March 31, 2022, we received net proceeds of $53,610 for the sale of common stock. For the three months ended March 31, 2021, we received net proceeds of $757,320 for the sale of common stock.

Debt Financings

For the three months ended March 31, 2022, we received net proceeds of $150,000 from the sale of convertible notes.

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

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the three months ended March 31, 2022, and 2021:

	Three Months Ended March 31,
	2022	2021
Statement of Cash Flows Data:
Total net cash provided by (used in):
Operating activities	$(113,676)	$(445,879)
Investing activities	—	(8,100)
Financing activities	200,193	755,295
Increase in cash	$86,517	$301,316

Operating Activities

Net cash used in operating activities was $113,676 for the three months ended March 31, 2022, including $21,905, net, used in working capital. The noncash expenses were primarily related to the stock based compensation  of $277,154, noncash interest expense of 263,673 and change in fair value of derivative liabilities $924,692.

Net cash used in operating activities for the three months ended March 31, 2021 was $445,879, including $826,092  of net non-cash expenses and a $56,603 net change in operating assets and liabilities. The net noncash expenses were predominantly related to the stock based compensation and issuance of common stock shares of $611,244, amortization of debt discount of $100,187 and change in fair value of derivative liabilities of $110,216. The change in operating assets and liabilities was due to a $114,302 decrease in accounts payable and accrued expenses, a $74,748 increase in payroll and related liabilities, a $123,000 increase in prepaid expenses and a $26,843 decrease in due to related party and prepaid expenses.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2022 was $0 compared to $8,100 for the same period in the prior fiscal year. This decrease was due to the purchase of equipment in 2021.

Financing Activities

For the three months ended March 31, 2022, cash provided by financing activities was $200,193 compared to $755,295 for the three months ended March 31, 2021. This decrease was due to a significant increase of proceeds from the sale of common stock in 2021, partially offset by a decrease in proceeds from convertible notes payable and proceeds from loans payable.

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

As discussed in this Report, the world has been affected due to the COVID-19 pandemic. Until the pandemic has passed, there remains uncertainty as to the effect of COVID-19 on our business in both the short and long-term.

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

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management has concluded that our internal control over financial reporting was ineffective as of March 31, 2022, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our reporting was ineffective due to a lack of sufficient resources to hire a support staff in order to separate duties between different individuals. The Company lacks the appropriate personnel to handle all the varying recording and reporting tasks on a timely basis. Steps that the Company believes it must undertake is to retain a consulting firm to, among other things, design and implement adequate systems of accounting and financial statement disclosure controls during the current fiscal year to comply with the requirements of the SEC. We believe that the ultimate success of our plan to improve our disclosure controls and procedures will require a combination of additional financial resources, outside consulting services, legal advice, additional personnel, further reallocation of responsibility among various persons, and substantial additional training of those of our officers, personnel and others, including certain of our directors such as our committee chairs, who are charged with implementing and/or carrying out our plan.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as required in Rule 13a-15(b). We are conducting an evaluation to design and implement adequate systems of accounting and financial statement disclosure controls. We expect to complete this review during 2022 to comply with the requirement of the SEC. We believe that the ultimate success of our plan to improve our internal control over financial reporting will require a combination of additional financial resources, outside consulting services, legal advice, additional personnel, further reallocation of responsibility among various persons, and substantial additional training of our officers, personnel and others, including certain of our directors such as our Chairman of the Board and Chief Financial Officer, who are charged with implementing and/or carrying out our plan. It should also be noted that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Changes in Internal Control

There have not been any changes in our internal control over financial reporting during the three month period ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

There are no pending legal proceeding relating to our company and its CEO to which we are a party, and to our knowledge there are no material proceedings to which any of our directors, executive officers or affiliates is a party adverse to us or which have a material interest adverse to us.

Item 1A. Risk Factors.

Please carefully consider the information set forth in this Report and the risk factors discussed in Part I, Item I A. of our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition or future results. In evaluating our business, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K, as updated by our subsequent filings under the Exchange Act. The occurrence of any of the risks discussed in such filings, or other events that we do not currently anticipate or that we currently deem immaterial, could harm our business, prospects, financial condition and results of operations. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, although we may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
10.1	Form of Convertible Note dated March 21, 2022.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101. INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Taxonomy Extension Label Linkbase Document
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.
**	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEUROPATHIX, INC.

Date: May 23, 2022	By:	/s/ Dean Petkanas
Dean Petkanas
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: May 23, 2022	By:	/s/ Mark Corrao
Mark Corrao
Chief Financial Officer (Principal Financial and Accounting Officer)

